Form 10-K
period 2004-12-31
EMAGEON INC
filed 2005-03-31
CIK 1121439

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File No.: 0-51149

Emageon Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1240138
(State of incorporation)	(I.R.S. Employer Identification No.)

1200 Corporate Drive, Suite 200 Birmingham, Alabama	35242

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(205) 980-9222

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑

     The Registrant’s common stock began trading on the Nasdaq National Market on February 9, 2005 and was not traded on the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates of the Registrant was $264,086,989 at March 28, 2005 based on the closing sale price of $17.58 per share for the common stock on such date on the Nasdaq National Market.

          The number of shares of the Registrant’s common stock outstanding at March 28, 2005 was 20,020,232.

PART I

ITEM 1: BUSINESS

Overview

     We provide an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations. Our solution consists of advanced visualization and image management software, comprehensive support services and third-party components. Our web-enabled advanced visualization software provides physicians across the enterprise — in multiple medical specialties and at any network access point — with tools to manipulate and analyze images in 2D and 3D. We enable physicians to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening and therapy planning. We believe our solution improves physician productivity and patient care, enhances customer revenue opportunities, automates complex, mission-critical medical imaging workflow, and maximizes our customers’ return on investment in capital equipment and clinical information systems.

     We sell our solution to multi-hospital networks, community hospitals, physician clinics and diagnostic imaging centers. Health care providers produce growing volumes of medical imaging data that must be analyzed, managed and stored efficiently and cost-effectively. We focus on developing corporate-level relationships with large multi-facility organizations, which result in substantial cross-selling opportunities and represent an important competitive advantage for us. Since our first commercial implementation in December 2000, we have implemented our solution at facilities affiliated with some of the largest multi-facility health care providers in the U.S. Our customers with ten or more facilities include Allina Hospitals and Clinics, Ascension Health, Aurora Health Care, BJC Healthcare, Baptist Health System, Inc., Catholic Healthcare West, Kaiser Foundation Hospitals and Sisters of Mercy Health Systems.

     Demand for advanced visualization and image management solutions is growing as the number and size of imaging exams increase due to accelerating physician adoption of advanced imaging, the growing health care needs of an aging U.S. population and the increasing sophistication of imaging devices such as computed tomography (CT), magnetic resonance imaging (MRI) and positron emission tomography (PET). We do not believe existing film-based workflow or department-level PACS are sufficient to meet this growing demand.

     A typical installation of our solution at a single hospital involves a multi-million dollar investment by our customer over a multi-year contract period. As of December 31, 2004, we had $118.2 million in contracted backlog, consisting primarily of fees for contracted future installations and for the support of existing installations, compared with a contracted backlog of $82.7 million at December 31, 2003. We expect to recognize approximately $49.9 million from our current contracted backlog during fiscal year 2005 and substantially all of the approximately $68.4 million remaining by December 31, 2009.

     We were founded in December 1998 as an Alabama corporation and reincorporated in Delaware in January 2000.

Subsequent Events

     On February 14, 2005, we closed our initial public offering of 5,000,000 shares of our common stock at a price of $13.00 a share. On February 18, 2005, we closed the exercise of the underwriters’ over-allotment option and sold an additional 750,000 shares of our common stock at a price of $13.00. Total proceeds from the initial sale and the sale pursuant to the exercised over-allotment option (net of underwriting discount and estimated offering expenses) were approximately $67.5 million.

     Following the closing of our initial public offering, on February 18, 2005, we utilized $4.0 million of the proceeds to pay the entire balance of borrowings under our subordinated notes issued in June 2004.

Industry Background

     Based on industry data, we believe more than 500 million imaging procedures were performed in the U.S.

in 2003, producing as much as 12.5 billion megabytes of data. Healthcare providers need digital infrastructure, storage and image management capabilities to alleviate the operating strain created by medical image records.

     Frost & Sullivan, a leading healthcare consulting and research firm, estimated in a 2004 report, that the total U.S. medical imaging market, including capital equipment and technology, would reach $12.6 billion in 2004. They report that information technology spending associated with medical imaging accounted for approximately 15% of the total medical imaging market in 2003 and estimate that it will grow at an average compound annual growth rate of 15% from 2002 through 2008. A survey conducted by the Healthcare Financial Management Association in 2003 found that 71% of U.S. hospitals anticipate making capital expenditures for digital radiography systems in the next five years.

     The need to improve clinical care and eliminate inefficiencies in existing paper-based methods, including film-based image management, continues to drive investment in clinical information technology. The federal government recently announced several initiatives to accelerate information technology adoption rates within the health care system, including the Presidential appointment of a national health care information technology office and a recommitment to the President’s Information Technology Advisory Committee. The health care information technology market continues to grow more rapidly than other segments of the technology industry, according to a February 2004 release from Sheldon I. Dorenfest & Associates. Dorenfest estimates that health care information technology spending amounted to $23.6 billion in 2003 and will increase to $30.5 billion by 2006.

     We believe the rapid expansion in the number and complexity of medical images and the need to automate complex, manual workflow processes are driving health care providers to invest in systems that maximize their return on capital investments in expensive imaging devices and clinical information technology. We facilitate the convergence of imaging technology and clinical automation at the enterprise level by enhancing analysis, integration and automation of medical imaging data.

Our Opportunity

     Managing the visualization, distribution and storage of medical images remains one of the least automated, mission-critical processes within health care provider organizations. According to a May 2004 release by IMV, a market research firm, only 7% of hospitals were operating on a filmless basis in their radiology departments. Effective image management can shorten report turnaround times, lower the potential for manual error in data entry and filing, increase staff efficiency, eliminate costs associated with traditional radiological workflow and improve overall diagnostic and clinical quality. We believe the following factors have collectively increased the demand for our solution:

     Increasing Number of Imaging Exams. The number of imaging exams performed each year is increasing as a result of a number of factors, including increased physician use of advanced imaging as a non-invasive diagnostic and clinical tool, lowered costs of imaging devices and increased health care needs of an aging U.S. population. For instance, in two October 2003 releases, IMV estimated that MRI exams grew 21% between 2001 and 2002, while CT exams grew 15% over the same period. Frost & Sullivan estimates that the number of PET exams will grow at a compound annual growth rate of approximately 21.3% from 2002 through 2009.

     Increasing Size and Complexity of Imaging Exams. Technological advancements are increasing the size and complexity of individual imaging exams. For example, new CT scanners produce 20 times as much data as prior models, with exams consisting of thousands of individual images yielding 500 to 1,000 megabytes of data per exam, versus only 25 to 50 megabytes just two years ago. The increasing prevalence of fusion techniques used to combine images from multiple imaging devices increases the complexity of many exams. The rapid growth in the data size of medical images means that medical images also consume a greater share of hospital resources.

     Need for Advanced Visualization Tools. Because the output of a cross-sectional imaging device, such as a CT scanner, may consist of thousands of “sliced” 2D images, physicians need sophisticated software tools to model those images in 3D and allow the viewing of a “virtual” patient at all angles. Physicians can benefit from computer-created 3D images and eliminate the need to mentally reconstruct 2D images into a single useful 3D image. This improves diagnostic capabilities, treatment and non-invasive surgical planning. Sophisticated new tools, such as 3D volumetric imaging, maximum intensity projection (MIP), multi-planar reformat (MPR) and surface shading, are increasingly essential to present medical images in a manner that is valuable to the physician for diagnosis and treatment planning. Moreover, some surgical specialists will not perform a complex surgery without first performing pre-operative 3D planning.

     Need for Complete Electronic Health Records. Health care providers are implementing clinical information systems to automate clinical documentation and integrate patient information into electronic health records. However, these clinical information systems typically lack the sophistication or capability to incorporate digital medical images into patient health records. Incomplete electronic health records can result in delayed diagnosis, billing errors and inefficient workflow. A complete electronic health record, which includes medical images, enhances the benefits of investment in clinical information technology.

     Shortcomings of Film-Based Image Management. Many health care providers still use film to capture medical images from devices such as X-ray machines, which may produce three to four images per typical exam, and CT scanners, which can produce 1,000 images per exam. A film-based system has numerous inefficiencies, including complex exam scheduling, redundant patient data entry, the possibility of misplaced or misfiled notations and case histories, physical films and files that must be copied often or moved among the technologist, the specialist physician and the treating physician, and substantial storage space requirements. Each of these inefficiencies has the potential to increase the total cost per exam.

     Limitations of Current Methodologies for Managing Digital Medical Images. Current digital medical image management systems, which correct some of the inefficiencies of film-based imaging, have traditionally consisted of specialized services and technologies tied to specific department-level requirements. For example, a typical PACS installation is a department-level installation with dedicated hardware components primarily designed to address the image storage and distribution needs of a small number of physicians in a single department. While PACS may offer substantial automation benefits within such a single department over traditional film-based imaging workflow, they do not offer the full potential of an integrated, enterprise-level digital image management solution and these systems also typically do not integrate with clinical and administrative systems without expensive custom programming. Many hospitals that have embraced image automation have had to purchase multiple PACS and software tools for various departments and imaging devices, which presents integration challenges and requires significant investment. Many PACS were developed prior to the recent growth in the use of 3D imaging techniques and do not easily scale to handle the data volume of current imaging devices. PACS visualization tools are typically only 2D and are not distributable across the network except in a very rudimentary manner.

Our Solution

     We provide an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations.

     With our solution, our customers and their constituents, including physicians, technologists and nurses, can improve overall clinical and diagnostic quality and eliminate much of the labor and other costs of dealing with film, disparate department-level information systems, exam scheduling and redundant data entry. We also help to alleviate heavy burdens on a health care provider’s staff by automating medical image workflow for physicians and technologists. We believe our solution provides the benefits of current department-level PACS, including increased automation and better efficiency over traditional film-based methods, with added enterprise-level connectivity and advanced visualization tools that are not available with a typical PACS installation.

     We have designed our solution to offer benefits to the following groups:

Group	Benefits from our Solution

Administration
(CEO, CFO and COO)	•	Demonstrable return on investment
	•	Better service to physicians
	•	Improved staff productivity
	•	Improved satisfaction of referring physicians
	•	Elimination of many routine, non-productive and non-clinical tasks

Information Technology	•	Lower total cost of operation
(CIO and IT Department)	•	Fault tolerant, redundant and reliable
	•	Ease of integration with different clinical information systems
	•	Multi-site, standards-based integration
	•	Focused, high quality implementation services

Diagnostic Physicians	•	Integrated, and easy-to-use visualization tools
	•	Multi-point access to visualization tools and images
	•	Productivity gains

Treating Physicians	•	Availability of easy-to-use, specialty specific visualization tools
	•	Faster turnaround of information for treatment planning
	•	Facilitates collaborative analysis with diagnostic physicians
	•	Improved treatment planning

     Our solution offers the following:

     Single-Source, Enterprise-Level Image Management. Our solution provides a single data repository for medical images created by digital imaging devices and related patient data across a single or multi-facility enterprise, whether from radiology, cardiology, pathology or other departments. This single repository serves as a central point of workflow and content management for those images. Our solution catalogues, archives and routes these images through our software, combining centralized control over sensitive patient imaging records with increased availability to physicians and other authorized users, in multiple medical specialties and at any network access point. Our solution integrates with our customers’ existing clinical information and administrative systems, serving as the patient’s visual medical record repository, reducing the risk of billing errors and lowering the average cost per exam through automation of complex and manual film-based imaging workflow.

     Advanced Visualization Technology. Our solution quickly delivers web-enabled software toolsets and images to physicians throughout the enterprise for diagnostic analysis and treatment planning. Our advanced visualization software allows physicians to create 2D and 3D views of human anatomy based on the output of imaging devices and to manipulate, navigate within and compare imaging exams in order to better visualize and understand internal anatomic structure and pathology. Improvements in the visualization of medical images can lead to improved clinical diagnosis, disease screening and treatment planning by physicians. Physicians can access our advanced visualization software from any network access point, including home, office or throughout the health care facility. Our intelligent user interface automatically adjusts for the specialty of each physician, the preferences of each user, the type of imaging device used to create the image, and the particular body part and tissue type being examined. We are developing enhancements and additional functionality to our advanced visualization software, which was acquired in May 2003 when we merged with Ultravisual Medical Systems Corporation, to further meet the clinical needs of numerous clinical specialties, including cardiology, emergency medicine, neurology, oncology, orthopedics, pathology and radiology.

     Open Standards-Based Software. We believe that our use of open standards has enabled us to design software that stores and manages information faster and with fewer hardware resources than competitive systems, a benefit we believe is becoming increasingly important as the data size of many imaging exams grows. We have designed our software to make full use of the DICOM standard for medical image data. We believe our commitment to open standards, such as DICOM and the standard protocol for the storage of text-based patient information, Health Level 7 (HL7), means that our software will be compatible with new imaging device technologies and other clinical information systems that conform to these standards. We lower our customers’ total costs by eliminating the need for translation to and from non-standard or proprietary communication methods which often require the purchase of additional hardware and software.

     Effective Implementation, User Adoption and Support Services. We focus on delivering effective implementation, user adoption and support services as an integral part of our solution. During the implementation phase of our solution, we use proven project management principles, including change management and adult learning techniques, to facilitate rapid and complete adoption by our customer. After implementation, we monitor system and user behaviors and, when appropriate, intervene to make the adjustments we consider necessary to prevent anticipated problems from occurring. Additionally, we use tools that measure the ultimate success of our customers’ implementation, including providing reports on productivity, operating performance and return on investment. We believe our focus on implementation and support services ensures that our customers’ investments in our solution is well managed and achieves the customers’ financial and operational objectives.

Our Strategy

     Our goal is to become the industry leader in enterprise-level information technology solutions for the clinical analysis and management of digital medical images. Key elements of our strategy include:

     Expand Our Market Share by Attracting New Customers. We believe a full range of health care organizations, from stand-alone imaging centers to multi-site hospital systems, represent a largely underserved market for our solution. Our current base of over 90 installed facilities represents a small portion of the prospective customers for our solution. We are expanding our sales and marketing efforts so that we may pursue new customers. As we pursue new customers, we intend to continue focusing our efforts on the large, multi-site health care providers that typically recognize the greatest benefits and fastest return on an investment in our solution and represent the largest individual sales opportunities. We believe our position as a sole source provider of an advanced visualization and image management solution, together with our implementation expertise and our installed base of nationally recognized reference customers will help us attract new customers.

     Increase Penetration With Existing Customers. We believe that using our successful relationships with existing multi-facility health care customers to expand our penetration within those organizations and selling additional functionality to our existing installed base are effective ways to increase our operating margins by reducing the average cost of sales and increasing the total revenue from existing customers.

•	Increase Installations with Existing Multi-Facility Customers. As of December 31, 2004, we had customer relationships with 15 multi-facility health care providers that control over 250 hospitals. Our initial contracts with these customers often provide for implementation at only a portion of the facilities managed by the parent company. We believe there are significant opportunities to expand our installed base at facilities that are part of multi-facility systems in which we have some level of customer relationship with the parent company or with an individual facility within the multi-facility system.

•	Cross-Sell to Existing Customers. We are also in a strong position to sell additional functionality to our existing customers, including advanced visualization tools for image-intensive medical specialties that may not have been part of the initial sale. Typically our initial sale to a customer is for medical image management. As follow-on sales opportunities, we offer our advanced visualization software and additional functionality to radiologists and other specialty groups within the organization. We believe that our excellent customer relationships increase our customers’ comfort in purchasing new products or enhanced functionality from us.

     Enhance Our Product Offerings. We believe developing or acquiring additional functionality for our existing software, including improved advanced visualization products for multiple specialties, such as orthopedics, cardiology and pathology, will further strengthen our position in the market. Further enhancements to our advanced visualization software should assist us in selling our solution to multi-hospital systems and expanding our existing customer relationships. We also plan to invest further in workflow and integration software to speed integration with existing clinical information systems, including electronic health record systems.

     Continue to Deliver Superior Implementation, User Adoption and Customer Support Services. As a single-source provider of advanced visualization and image management solutions, we believe the quality of our implementation, user adoption and support services helps to differentiate us from our competition. We have designed our systems, services and pricing strategies around this belief. We expect to continue to invest in, refine and develop new services to provide our customers with the highest level of services available and to provide us with a base of recurring revenue. We believe delivering superior services will enable us to capture increased market share and enhance our existing customer relationships, thereby increasing our competitiveness.

     Maintain Our Open-Standards Focus. We believe our commitment to open standards, such as DICOM and HL7, lowers our development costs, accelerates our time to market, lowers our customers’ total cost of ownership, improves speed and quality of our solution’s integration and differentiates us from our competition. By designing our solution around open standards, we believe we maximize our solution’s integration with our customers’ existing clinical information technology systems and imaging devices, which reduces our customers’ total cost of ownership. We also believe our open-standards model lowers the hardware costs associated with implementing our solution because it enables our customers to use relatively inexpensive, off-the-shelf hardware to visualize, analyze and manipulate images. We plan to continue this commitment, which we believe enables our customers to maximize their return on investment in both current and future imaging devices, computer hardware and clinical information technology systems.

Our Product and Service Offerings

      We provide an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations. Our solution consists of advanced visualization and image management software, comprehensive support services and third-party components.

Software

      Our solution includes three principal software components: UltraVisual, UltraStructure and UltraConnect.

     UltraVisual. UltraVisual is our suite of software tools for the advanced visualization and analysis of digital medical images by physicians and medical professionals. We acquired the software technology underlying UltraVisual when we merged with Ultravisual Medical Systems Corporation in May 2003. UltraVisual components include graphics and image processing modules that present information to physicians and medical professionals using relevant multi-specialty tools through a dynamic user interface. Physicians can manipulate 2D and 3D image-related content in a variety of ways including organization, rotation, inversion, magnification and enhancement of images in a collaborative environment for sharing findings with other physicians or medical professionals. UltraVisual helps physicians better visualize and understand internal anatomic structure and pathology. Additional benefits of UltraVisual include:

•	Sophistication. UltraVisual makes use of complex processing techniques such as multi-planar reformat (MPR) and volumetric imaging for 3D imaging applications.

•	Integration. Imaging tools include integrated 2D and 3D viewing methods that can be used simultaneously with the same image or images on the same computer.

•	Ease of Use. UltraVisual is intuitive and user-friendly so physicians can easily adapt its use into their current practice patterns.

•	Application to Numerous Clinical Specialties. The user interface automatically adjusts for the type of physician using the system, user preferences, the type of imaging device used to create the image (such as CT, X-ray or MRI), and the particular body part and tissue type being imaged.

•	Platform Compatibility. UltraVisual uses a common personal computer graphics standard, allowing off-site physicians to use inexpensive personal computers and permitting the enterprise to make use of lower-priced workstations with off-the-shelf graphics hardware.

•	Web-enabled. Physicians or other authorized users have secure access to images and advanced visualization tools at any network access point.

     UltraStructure. UltraStructure is our image archival and distribution management software. UltraStructure supports the DICOM standard for digital medical images enabling a high level of scalability that facilitates fast, efficient access to storage and retrieval of such images in enterprise applications. UltraStructure includes auto-routing and predictive capabilities that improve workflow in a clinical environment by performing time intensive tasks in anticipation of their need, thereby minimizing network traffic and facilitating responsiveness across the enterprise.

     UltraStructure employs a distributed architecture that enables administrative changes without the need to shut down the system, minimizes system memory requirements, increases the speed of access to images through a relational database and provides customized reporting capabilities. In a distributed multi-hospital environment, UltraStructure also manages local “caches” at remote sites, which provide local image acquisition and temporary storage for rapid retrieval. Permanent image data is simultaneously stored at the centralized long-term archive. Each remote cache also acts as a proxy server to provide a view of images throughout the enterprise, no matter where the image was originally generated. The use of a local cache ensures that no individual facility is dependent on the wide-area network for the sourcing of locally created images.

     Additional benefits of UltraStructure include:

•	Comprehensive Management System. UltraStructure is a broad solution for the management of a health care provider’s digital medical images, from storage to workflow automation.

•	Multi-Site and Multi-Department. UltraStructure permits authorized users to access images from any network access point, including home, office or throughout the health care facility. It handles images created by multiple hospital departments and multiple image devices.

•	Enterprise-Level Scalability. We can install UltraStructure as a single facility application or as an enterprise-level solution to support the medical image management needs of large multi-facility health care providers. By using predictive technologies and local caching of images, UltraStructure provides optimal network speed and availability.

•	Fault Tolerance. We deploy UltraStructure in a fault tolerant configuration on redundant server clusters with redundant storage systems. We support either full backup and recovery or mirrored archives in two different locations, enabling uninterrupted operation in the event of the loss of one archive.

•	Open Standards. Unlike many competitive image management systems, UltraStructure has been designed using an open standards architecture that leads to better integration with imaging devices and clinical information systems, improves the speed and reliability of transfers of medical image data and provides a lower total cost of ownership by avoiding unnecessary translation overhead.

     UltraConnect. UltraConnect is our standards-based software used to manage integration and data migration between our solution and other health information systems throughout the enterprise. UltraConnect utilizes a DICOM imaging device worklist, which automates technologist workflow, prioritizing and managing processes based on other systems such as admissions. In addition, UltraConnect includes tools that enable the integration of our solution with electronic health records and other information systems such as voice recognition. The benefits of UltraConnect include the rapid and systematic integration of the patient’s digital medical images with the rest of the enterprise’s clinical and administrative information systems without the need for custom programming, integration services, or third-party translation devices.

Service and Support

     We believe that our implementation, user adoption and support services differentiate us strategically from our competitors. Large-scale infrastructure information technology installations can present special challenges to an enterprise, regardless of its size or sophistication. According to a 2001 report by the Standish Group, only 28% of all IT projects undertaken in large corporations succeed. We believe this is often due to inadequate implementation and support services and believe that our service model better meets the installation and investment objectives of our customers.

     Our “Customer Success Program” includes the following components:

•	Adoption Success Management (ASM). ASM is our services program that facilitates rapid and complete adoption by all relevant constituents during the implementation phase, which typically lasts three to four months. We have designed ASM to maximize the user implementation experience, promote behavioral change at all levels and increase the probability of complete implementation success. Our ASM approach incorporates proven project management principles including change management, user adoption, adult learning and metrics-based success techniques to ensure that customers’ investments in our solution are well managed and achieves the customers’ financial and operational objectives.

•	Total Solution Management (TSM). TSM is an ongoing set of support services to ensure that our systems are highly available and optimally configured for the user community. Through continuous remote monitoring of our solution, we can analyze system and user behaviors and, when appropriate, intervene and make the necessary adjustments to prevent anticipated problems from occurring. We provide standard 24-hour service and support for our software and any third-party components we provide as part of our solution. Under our TSM program, we provide many services we believe are not typically included as part of a comprehensive information technology installation, including interaction with third-party component vendors, monitoring storage requirements and general program oversight. Our standard contracts with customers typically provide for a 99% guarantee of system availability and a 98% guarantee of component availability with penalty provisions if our solution fails to meet the guarantees. Our 99% system availability guarantee covers our solution as a whole, while the component guarantee covers each individual component, as in certain circumstances a component may fail without affecting system availability.

•	Enterprise Performance Monitoring (EPM). EPM is an enterprise-level performance monitoring tool that we use to measure the ultimate success of our customers’ implementation, including full adoption and effective use of the systems we provide. Our EPM service includes:

•	quarterly and annual reporting of system performance metrics such as percentage uptime, storage capacity and projected utilization;

•	operational performance metrics such as radiology technologist productivity and studies read per radiologist; and

•	financial performance metrics, such as return on investment, cost per study, and value-based comparisons to film-based analog workflow.

     We can provide revenue mix analysis services, using data combined from hospital information systems and the enterprise’s imaging environment data, to understand and prioritize key equipment and physician revenue producers for a hospital. This analysis can provide critical data to hospital administrators for capital and technology investment planning initiatives.

Third-Party Components

    Our solution typically includes the installation and implementation of platform components that we procure from third parties. We believe that providing third-party components helps us deliver a comprehensive solution that meets the needs of our customers. Some of the third-party components we provide include:

•	Servers. Our software and the database run on a cluster of standard servers, typically consisting of six or more redundant servers.

•	Data Storage. We support industry standard storage configurations, including fault-tolerant RAID (redundant array of independent disks) systems.

•	Backup/Recovery. Our solution typically includes a tape library-based backup and recovery system that provides backup for our database, configuration files and the digital medical images. Alternatively, we also offer an optional configuration with mirrored archives in two different locations, enabling uninterrupted operation in the event of the loss of one archive.

•	Workstations and Monitors. Customers typically implement our advanced visualization software using standard personal computer workstations and high-resolution monitors for visualization within the facility.

•	Database. Our software applications operate on Oracle™ database technology and other standard relational database applications.

•	Computed Radiography. We also offer computed radiography devices, which are manufactured by Eastman Kodak Company and Fujifilm Medical Systems USA, Inc. Computed radiography devices convert analog X-ray images into digital images.

Our Technology

    We believe the following technologies and strategies help us to compete more effectively:

•	Native DICOM Compatibility. We have written our software to exploit the capabilities of the DICOM standard for medical image storage and workflow management, as promulgated by the American College of Radiology and the National Electronic Manufacturer’s Association. DICOM is an industry standard that defines the data elements, communication protocols, storage formats and workflow methods associated with medical imaging data and processes. Our software stores and manages medical images using native DICOM communications, preserves the DICOM information associated with the image and follows DICOM workflow methods. Using native DICOM communication means our solution does not require “translation” devices for converting the DICOM information into a proprietary storage or other format. We believe our commitment to DICOM as the underlying protocol for our software is a competitive advantage, delivering faster streaming, more efficient storage of the image and the ability to integrate our software to new imaging devices that output information using DICOM.

•	Proprietary DICOM-Toolkit. While DICOM is an industry standard protocol for medical image data management and storage, the software toolsets used to process, manage and use DICOM information are generally unique to particular software vendors. Unlike many of our competitors who license DICOM-toolkits from third parties, we have developed and own a DICOM-toolkit that we believe permits us to more rapidly integrate DICOM-based information into our software. We believe that the ownership and continued development of our DICOM-toolkit is a core technology strategy, in part because it reduces reliance on third-party software.

•	Commitment to the IHE Technical Framework. We support and are a leader in the implementation of the Integrated Healthcare Enterprise (IHE) technical framework. The Radiological Society of North America and the Healthcare Information and Management Systems Society created IHE, which represents a consortium of over 30 companies in the radiology and health care information systems fields. The IHE technical framework is a protocol for the integration of DICOM image information and HL7 text-based patient information. We believe our commitment to IHE helps to ensure that our software integrates seamlessly with HL7-based billing and patient record information systems implemented at our customer sites.

•	Compatibility with the OPEN GL Graphics Standard. Our advanced visualization software performs sophisticated 3D rendering and other graphics intensive functions that provide physicians the ability to view 3D medical images for diagnosis and treatment planning. Historically, workstations and graphics hardware that could perform the advanced rendering and other graphics functions needed for advanced visualization functionality were cost prohibitive for widespread use. Our advanced visualization software uses the OPEN GL graphics standard, which permits our customers, or off-site physicians affiliated with our customers, to purchase inexpensive personal computers and graphics hardware to perform sophisticated image analysis.

•	Component-Based Software Engineering. Our software architecture is based on a component-based services model. Our software development framework supports common and domain specific components that can be plugged in while the system is operating. By building flexible, dynamic, reusable components, we gain great flexibility to add functionality to our system and increase the reliability of our system because we can remedy problems at the component level rather than being forced to address issues throughout the entire application.

•	“Green Design” Philosophy. We call our software design philosophy “green design” after the environmental philosophy of “reduce, recycle, and reuse.” We recognize that every enterprise network configuration has finite computing resources, so we attempt to use those resources as efficiently as possible to produce the best performing system with available resources. “Green design” is our attempt to optimize these resources. As a result of our “green design” philosophy, we believe our products yield better performance and scalability with greater fault tolerance than competitive offerings on the same hardware.

Customers

     Our customers range in size from single imaging centers to large multi-facility healthcare networks. As of December 31, 2004, we had installed our solution in 94 hospitals or other health care facilities, 72 of which are members of multi-facility networks with which we have customer relationships. Since we acquired the UltraVisual software in May 2003, we have implemented UltraVisual in less than 45% of our current installed customer base, which represents a significant growth opportunity for us. Our customers include members of the following multi-facility networks with ten or more facilities: Allina Hospitals and Clinics, Ascension Health, Aurora Health Care, BJC Healthcare, Baptist Health System, Inc., Catholic Healthcare West, Kaiser Foundation Hospitals and Sisters of Mercy Health Systems.

     Contracted implementations for Ascension Health constituted 35.1% of our contracted backlog as of December 31, 2004.

Sales and Marketing

     We use a direct sales model, with sales representatives who have substantial experience in health care-related direct sales. Our sales representatives undergo rigorous training in our products as well as the needs of each constituent group within our potential customers. During our sales cycle for a typical customer we might, at various times, present to the Chief Information Officer, the Director of Radiology or Cardiology, the Chief Financial Officer, the Chief Medical Officer, the Chief Operating Officer and the Chief Executive Officer. We also typically must present to several key physicians representing the specialties that are expected to use our system such as radiologists, cardiologists, emergency room physicians, neurosurgeons and orthopedists. Each of these constituents may have different priorities and evaluation criteria, and our direct sales representatives must be capable of presenting a compelling business case to each.

     Our sales representatives are supported by our sales support and marketing communications team, which provides technical, demonstration, lead generation, market development and proposal assistance.

Research and Development

    As of December 31, 2004, we had 55 employees who are primarily dedicated to research and development activities. In addition to our employees, we also utilize contractors and consultants on a routine basis to perform specified research and development activities. We also utilize clinical advisory boards and end-user focus groups that are organized by area of expertise to advise us on the clinical functionality of our solution. We have focused our research and development mission on the continued evolution of an intelligent, fault tolerant, highly scalable image management and visualization system for mission-critical medical image management applications. We adhere to a philosophy of open standards-based solutions. We believe that we fulfill a critical technology and performance void in current generation systems. We further believe we have designed our visualization platform in a way that enables us to add new functionality more quickly and more economically than traditional methods of building software, providing us with a competitive advantage over many other industry participants. We are focusing our research and development efforts on:

•	improving physician and technologist workflow;

•	developing and refining visualization capabilities including new 3D and analysis applications; and

•	data storage, retrieval, integration and comparison of past and current images.

    We follow a formal product development process and employ dedicated product development personnel. Under our formal product development process, internal and external (customer) requests for added features or functionality are forwarded to our strategy and architecture team. This team evaluates and prioritizes these potential product enhancements taking into account expected costs, anticipated value to the customer, regulatory requirements, timing and resource availability. After our strategy and architecture team approves these enhancements, our engineering team develops them and subjects them to quality testing and documentation requirements before we make them generally available to our customers.

    We incurred company-sponsored research and development expenses of $2.4 million, $4.1 million and $5.3 million in 2002, 2003 and 2004, respectively.

Competition

    The markets for the digital medical image management and visualization systems that we offer are highly competitive. Many customers purchase products and services from us and from our competitors as well. We compete with companies that fall into four primary categories:

•	companies that manufacture and sell digital imaging devices such as GE Healthcare, Siemens Medical Solutions and Philips Medical Systems, who may integrate some of the functionality provided by our products into their equipment or bundle it with the equipment sale;

•	companies that have traditionally sold imaging films such as Eastman Kodak Company and Fujifilm Medical Systems USA, Inc.;

•	companies that have traditionally sold health care information technology applications such as Cerner Corp., IDX Systems Corp. and McKesson Corp.; and

•	a number of smaller companies that sell department-level PACS or specialty visualization tools.

    Many of our current and potential competitors have significantly greater name recognition and more established distribution networks and relationships with health care providers. To compete effectively, we often must persuade the prospective customer to separate its purchasing decisions with respect to imaging equipment from its purchasing decisions with respect to archival and visualization tools, because many of our competitors offer imaging devices that they package or bundle with licensed or owned image management applications.

    Our ability to compete successfully will depend on a number of factors both within and outside our control, including:

•	product innovation;

•	product quality and performance;

•	customer service and support;

•	the experience of our sales, marketing and service professionals;

•	rapid development of new products and features;

•	price;

•	continued active involvement in the development of DICOM and other standards-based medical communication protocols; and

•	product and policy decisions announced by competitors.

Intellectual Property

     We rely generally on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to all of our software technology. In addition, we have filed patent applications to protect certain aspects of our software technology. Although we have filed these patent applications, no patents have been issued, and we cannot yet enforce our rights in those aspects of our software technology under patent law.

     As filed in the U.S., Europe, and Japan, our patent applications generally relate to DICOM-type image transmission and, in particular, to methods and apparatus for streaming DICOM-type images via a network.

     In addition, we have also filed a patent application in the U.S. that generally relates to a method and system for storing, communicating and displaying image data. In particular, this application relates to methods and systems for storing image data on a server, communicating at least a portion of the image data from the server to a client via a network, and displaying images at the client using the communicated data.

     We have an exclusive, worldwide, royalty-bearing license from the UAB Research Foundation for certain technology used in our UltraStructure software. We pay a nominal royalty for this license.

     We do not own all of the software and hardware used in our solution, but we have all of the licenses from third parties we believe are necessary to offer our current solution. As we develop new products and new versions of products, it may be necessary to renegotiate with such third parties to make sure our licenses are complete and valid. In such a case, our existing third-party licensors may not be willing to make the needed licenses available on terms acceptable to us, but we believe in most cases there are alternative vendors from whom we could obtain hardware, other components or any necessary licenses for software.

     Emageon®, UltraVisual®, UltraStructureTM, UltraConnectTM and our logo are our trademarks or service marks. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

Employees

     As of December 31, 2004, we had 199 employees, 55 of whom were primarily engaged in research and development, 32 of whom were primarily engaged in sales and marketing, 95 of whom were primarily engaged in providing technical support services and 17 of whom were primarily engaged in administration and finance. 122 of these employees are located at our corporate headquarters in Birmingham, Alabama; 37 of these employees are located at our offices in Madison, Wisconsin; and the remainder of our employees are located at customer locations or in regional support offices. None of our employees is a party to a collective bargaining agreement, and we consider our relationship with our employees to be good.

Government Regulation

     We market, sell, and distribute our products in the heavily regulated U.S. health care industry. Our business operations and financial arrangements in this industry may be subject to a complex array of federal laws and regulations governing medical devices. We are also subject to laws and regulations governing reimbursement and referrals because our products are used in diagnosing and treating Medicare and Medicaid patients. Moreover, a number of states have adopted their own versions of such laws and regulations, though these may vary significantly from one state to the next. Violation of such federal and state laws and regulations can result in civil and criminal penalties involving substantial fines and imprisonment.

     Food and Drug Administration. Our advanced visualization software products are medical devices subject to extensive regulation by the Food and Drug Administration, or FDA, pursuant to the federal Food, Drug, and Cosmetic Act, as amended, or the FDA Act. Each device that we wish to distribute commercially in the U.S., unless otherwise exempt, requires regulatory clearance prior to commercial distribution.

     The FDA cleared UltraVisual, and its use for mammography imaging, through the 510(k) notification process. We have applied, and will continue to apply for, 510(k) clearance for additional clinical uses of UltraVisual. This process requires submission of a pre-market notification demonstrating that the proposed device is substantially equivalent, in terms of intended use, safety and efficacy, to a so-called “predicate device,” which is a device that has already received 510(k) clearance or was used in the marketplace prior to May 28, 1976. A device is substantially equivalent to a predicate device if it has the same intended use as the predicate and either (i) the same technological characteristics of the predicate, or (ii) different technological characteristics that do not raise new questions of safety and effectiveness, and the device is as safe and effective as the marketed device. Clearance under the 510(k) process typically takes 90 days to over a year from the date of a complete filing, depending on the number of questions the FDA has concerning the submission. Some applications may never receive clearance because the FDA raises safety issues or requests additional data that may not be economical to produce. Therefore, there is the risk that FDA clearance for any of our future devices, or for further clinical uses of our existing devices, may be delayed or not cleared. There is also the risk that FDA clearance, once received, may contain a more restrictive conditions of use than we would like. Moreover, the FDA is always free to subsequently withdraw any clearance previously granted.

     For cases where the 510(k) approval process is not available, the FDA’s other approval process, the pre-market approval process, or PMA, is a more costly, lengthy and uncertain process than the 510(k) process briefly described above. The PMA application requires human clinical trial data to enable the FDA to evaluate whether the PMA contains sufficient, valid scientific evidence that the device is safe and effective for its intended use. The PMA process generally requires one to several years from the date the applicant submits the device for FDA review, if, in fact, the FDA ever approves the device. Even then, the FDA may condition its approval on stringent limitations regarding the indicated uses for which the device may be marketed. To date, our software and related comprehensive solutions have not required approval under the PMA process. However, we cannot assure you that our products will not require PMA approval in the future, or, in such an event, that such approval would be forthcoming.

     Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions, and civil or criminal penalties;

•	recall, seizure or removal of authority to distribute our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or PMA of new products;

•	withdrawing 510(k) clearance or PMAs that are already granted; and

•	criminal prosecution.

     The FDA can conduct announced and unannounced inspections of our facilities at any time. The FDA has never inspected our facilities. We believe that our manufacturing operations, and those of our suppliers, comply with the FDA’s Quality System Regulations and current good manufacturing practices. The FDA, however, has never reviewed that compliance directly and might disagree.

     Medical device manufacturers and device user facilities are required to complete Medical Device Reports (MDRs) upon the occurrence of MDR reportable events. For device manufacturers, an MDR reportable event is one about which a manufacturer has received or becomes aware of information that reasonably suggests that one of its marketed devices caused or contributed to a death or serious injury, or has malfunctioned and the device, or a similar device marketed by the manufacturer, would likely cause or contribute to a death or serious injury if the malfunction were to recur. The FDA lists MDRs on its Manufacturer and User Facility Device Experience (MAUDE) Database. The filing by manufacturers or user facilities of a significant number of MDRs with the FDA could potentially cause the FDA to commence post-marketing investigations, which could revise device labeling, include warnings, restrict use, or could even lead to a withdrawal of marketing clearances or approvals. We have filed, either due to customer complaints or through internal reviews, three MDRs in 2004. The MDR reportable event in each of these instances was a malfunction, and the MDRs were isolated and unrelated to each other. In accordance with standard procedure, the FDA posted these reports onto the MAUDE database. We have taken all corrective and preventive actions required to be taken according to our corrective and preventive action process. The FDA has never requested any follow up investigation or inquiry regarding any of the filed MDRs.

     HIPAA Privacy and Security Regulations. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule has imposed a complex system of requirements on covered entities for complying with this basic standard. Failure to comply with the Privacy Rule or the Security Rule is punishable by civil monetary penalties that can range up to $25,000 for multiple violations in a given year. Basic criminal penalties can include fines of up to $50,000 and imprisonment of up to 1 year. However, criminal penalties increase substantially if the offense occurs under false pretenses or with the intent to sell, transfer, or use individually identifiable health information for commercial advantage, for personal gain, or with malicious harm.

     The Security Rule requires most covered entities to achieve compliance by April 21, 2005. Under the Security Rule, covered entities must establish administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

     The HIPAA Privacy and Security Rules apply directly only to covered entities such as health plans, health care clearinghouses, and health care providers who engage in HIPAA-defined standard electronic transactions. We are not a covered entity, but our customers are. In order to provide to a customer certain services that may involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require our customers to enter into business associate agreements with us. Such agreements must provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.

     In addition to requiring us to provide these adequate written assurances, the business associate agreements with our customers also impose significant privacy and information security requirements on us, and we cannot assure you that we will not in the future be subject to liability in connection with those business associate agreements.

     In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws which protect against the disclosure of confidential medical information, and many are considering further legislation in this area. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements.

     Government Reimbursement. Our customer base consists of health care providers, all of whom are subject to regulation by a number of governmental agencies, including those which administer Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government health care programs and changes in reimbursement. During recent years, there have been numerous federal legislative and administrative actions that have affected the Medicare and Medicaid programs, including past adjustments that have reduced payments to hospitals and other health care providers. It is likely that the federal government will consider and could implement future reductions in Medicare reimbursement or other changes that adversely affect our health care customer base. Any such changes could adversely affect our own financial condition by reducing the capital expenditure budgets of our customers.

     Fraud and Abuse. A number of federal laws, loosely referred to as fraud-and-abuse laws, are used to prosecute health care providers, physicians and others that fraudulently or wrongfully obtain reimbursement that increases costs to any federal health care program. Given the breadth of these laws and regulations, we cannot assure you that they will not be found applicable to our business or the financial arrangements through which we market, sell, and distribute our products. These include federal anti-kickback and self-referral laws and regulations.

•	Anti-Kickback Law. The anti-kickback provisions of the Social Security Act prohibit the exchange of anything of value with the intent to encourage utilization of items or services payable under a federal health care program. Courts have construed the anti-kickback law to mean that a financial arrangement will violate such law if even one of the purposes of one of the parties is to encourage patient referrals or other Medicare/Medicaid business, regardless of whether legitimate purposes also exist for the arrangement. Penalties for federal anti-kickback violations are severe. Conviction can result in up to five years imprisonment, a $25,000 fine per offense, and exclusion from participation under federal health care programs. Violators may also be assessed civil monetary penalties ranging from $10,000 to $50,000 per offense, as well as damage assessments equal to three times the total amount of the kickback. We believe that all of our arrangements with physicians and health care facilities have been fully lawful. But given the broad sweep of the federal anti-kickback law, we cannot assure you that all such arrangements will be found compliant with such law if examined by government regulators, to the extent that such regulators determine that any of our arrangements are subject to such law.

•	Stark Law. The Ethics in Patient Referrals Act, known as the “Stark Law,” also prohibits certain types of referral arrangements between physicians and health care entities. Physicians are prohibited under the original Stark Law, its subsequent Stark II amendment, and the Stark implementing regulations from referring patients for “designated health services” reimbursed under the Medicare and Medicaid programs to entities with which they have a financial relationship or an ownership interest, unless such referrals fall within a Stark exception. Violations of the statute can result in civil monetary penalties of up to $15,000 per improper referral and exclusion from the Medicare and Medicaid programs. We do not believe that our arrangements with physician consultants or other health care providers violate the Stark Law, but we cannot provide assurances to such effect, nor can we assure you that we will not in the future be subject to Stark Law penalties.

•	State Law. Various states have enacted equivalents of the foregoing federal statutory and regulatory provisions. These state law equivalents would apply to items or services reimbursed by any third-party payor, including commercial payors. Many of these laws vary significantly from state to state, rendering compliance a costly and uncertain endeavor.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements made under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements which reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “seek”, “predict”, “intend”, “plan”, “estimate”, “anticipate” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”.

     These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described herein. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this Annual Report, whether as a result of new information, future developments or otherwise.

     If one or more of the risks or uncertainties referred to in this prospectus materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this prospectus reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, growth strategy and liquidity. You should specifically consider the factors identified in this Annual Report that could cause actual results to differ.

ITEM 2: PROPERTIES

     Our principal offices occupy approximately 32,000 square feet of leased office space in Birmingham, Alabama, under a lease that expires in March 2010. We also maintain a research and development facility consisting of approximately 6,500 square feet of leased office space in Madison, Wisconsin, under a lease expiring in February 2006. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3: LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

    Our common stock began trading on the Nasdaq National Market under the symbol “EMAG” on February 9, 2005. Prior to such date, there was no established public trading market for our common stock. On March 28, 2005, the closing price of our common stock on the Nasdaq National Market was $17.58.

    As of March 28, 2005, we had 169 holders of record of our common stock.

Dividends

     We have not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock for the foreseeable future. Instead, we currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. Any future decision to declare and pay dividends will be at the discretion of our board of directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Covenants in our debt agreements currently prohibit us from paying dividends or making other distributions.

Use of Proceeds from the Sale of Registered Securities

     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-120621) that was declared effective by the Securities and Exchange Commission on February 8, 2005, pursuant to which we sold all 5,750,000 shares of our common stock registered. We received net proceeds of approximately $67.5 million. We used $4.0 million of the net proceeds to repay borrowings outstanding under our subordinated notes on February 18, 2005. Our initial public offering of common stock commenced on February 8, 2005 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were Wachovia Capital Markets, LLC and Piper Jaffray & Co. The aggregate offering price of the 5,750,000 shares registered and sold was $74.8 million. From this amount, we paid $5.2 million in underwriting discounts and commissions, and we incurred an additional $2.0 million of other transaction expenses. Approximately $1.3 million of those transaction expenses were incurred during the year ended December 31, 2004. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

Recent Sales of Unregistered Securities

     The following information relates to all securities issued or sold by us in the last fiscal year that were not registered under the Securities Act.

     Between January 1 and December 31, 2004, we granted stock options to purchase 462,188 shares of common stock with exercise prices ranging from $4.70 to $7.17 per share, to employees, directors and consultants pursuant to our stock option plans. During the same period, we issued an aggregate of 22,972 shares of our common stock pursuant to the exercise of stock options issued pursuant to our stock option plans. Each of the stock certificates we issued in such transactions contained a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration. We claimed exemption from registration under the Securities Act for the sales and issuances of such securities under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation.

     We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described below by virtue of Section 4(2) and/or Regulation D promulgated under the Securities Act as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Regulation D represented that they were accredited investors as defined under the Securities Act. All other purchasers for which we relied on Section 4(2) represented, or were determined by us to have had, the requisite knowledge, sophistication and experience in business and financial matters so as to be capable of evaluating the merits and risks of their investment in us. In addition, in each such issuance, (a) the purchasers represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about us or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

•	On May 5, 2004, we issued a warrant to purchase up to 36,424 shares of common stock at an exercise price of $5.52 per share to Ascension Health, which warrant expires on May 5, 2009.

•	On June 25, 2004, we issued warrants for the purchase of an aggregate of 127,589 shares of common stock at an exercise price of $4.70 per share to Whitecap Alabama Growth Fund I, LLC, Enhanced Alabama Issuer, LLC, and Advantage Capital Alabama Partners I, L.P.

ITEM 6: SELECTED FINANCIAL DATA

     The following consolidated statements of operations data for the years ended December 31, 2002 and 2003 and 2004 and consolidated balance sheet data as of December 31, 2003 and 2004 are derived from our audited consolidated financial statements and related notes, which are included elsewhere in this annual report. The consolidated statements of operations data for the years ended December 31, 2000 and 2001 and the balance sheet data as of December 31, 2000, 2001 and 2002 are derived from our audited consolidated financial statements that do not appear in this filing. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2000	2001	2002	2003(1)	2004(1)
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
System sales	$158	$1,868	$8,437	$17,234	$33,441
Support services	6	630	4,182	6,057	12,361

Total revenue	164	2,498	12,619	23,291	45,802
Cost of revenue:
System sales	—	1,031	6,316	10,227	21,452
Support services	387	1,396	4,040	7,493	10,727

Total cost of revenue	387	2,427	10,356	17,720	32,179

Gross profit	(223)	71	2,263	5,571	13,623
Operating expenses:
Research and development expenses	1,050	1,952	2,383	4,143	5,344
Sales and marketing expenses	2,076	4,383	4,456	6,144	9,028
General and administrative expenses	1,640	3,050	3,149	5,793	8,701
Loss on contract from issuance of warrants	1,330	550	—	—	—

Total operating expenses	6,096	9,935	9,988	16,080	23,073

Operating loss	(6,319)	(9,864)	(7,725)	(10,510)	(9,450)
Interest expense (income), net	(300)	(151)	601	850	1,022

Net loss	$(6,019)	$(9,713)	$(8,326)	$(11,360)	$(10,472)

Basic and diluted net income (loss) per share data:
Net loss per share:
Basic and Diluted	$(4.60)	$(7.41)	$(6.38)	$(5.79)	$(4.07)
Weighted average shares:
Basic and Diluted	1,312,723	1,313,693	1,314,238	1,973,108	2,589,832

Pro forma basic and diluted net loss per common share					$(0.74)
Shares used to compute pro forma basic and diluted net loss per common share(2)					14,269,917

Selected Cash Flow Data:
Cash provided by (used in) operations	$(4,126)	$(4,280)	$(7,847)	$(2,376)	$4,959

Other Data (unaudited):
Contracted backlog(3)	$5,000	$35,307	$55,403	$82,693	$118,197

	As of December 31,
	2000	2001	2002	2003	2004 Actual	2004 As Adjusted(4)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,256	$3,399	$2,242	$2,340	$5,995	$70,820
Total assets	10,273	15,699	24,990	29,050	41,768	106,021
Total debt and capital lease obligations	—	2,100	10,260	8,467	9,488	6,149
Redeemable preferred stock	12,729	24,269	24,326	30,282	30,348	—
Total stockholders’ equity (deficit)	(3,166)	(17,369)	(20,508)	(23,535)	(32,370)	65,570

(1)	On May 30, 2003, we merged with Ultravisual Medical Systems Corporation, which was accounted for as a purchase under Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the results of operations of Ultravisual Medical Systems Corporation have been included in the accompanying consolidated financial statements since the date of acquisition. For more information, see Note 3 of the notes to our consolidated financial statements.

(2)	The pro forma per share amounts in the consolidated statement of operations table give effect, upon completion of our initial public offering, to the automatic conversion of our outstanding preferred stock into common stock as of the respective dates of issuance, the required exercise of warrants to purchase common stock as of the respective dates of issuance and the issuance of shares of common stock to former stockholders of Ultravisual Medical Systems Corporation as of the dates of issuance as follows:

Year Ended
December 31, 2004
Shares used above	2,589,832
Conversion of Preferred Stock	10,827,403
Exercise of Warrants	537,082
Issuance to Ultravisual Medical Systems Corporation Shareholders	315,600

14,269,917

(3)	We define contracted backlog as the aggregate dollar value of unrecognized revenue from all executed contracts at a given point in time.

(4)	Reflects the automatic conversion of the outstanding shares of our convertible preferred stock into 10,827,403 shares of common stock, the required exercise of warrants to purchase 537,082 shares of common stock, the sale of 5,750,000 shares of our common stock in our initial public offering at an initial public offering price of $13.00 per share, resulting in estimated net proceeds of $67.5 million after deducting estimated underwriting discounts of $5.2 million and commissions and estimated offering expenses of $2.0 million payable by us, and the repayment of $4.0 million of our outstanding subordinated debt.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We provide an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations. Our solution consists of advanced visualization and image management software, third-party components and comprehensive support services. Our web-enabled advanced visualization software, which is hosted by the customer, provides physicians across the enterprise — in multiple medical specialties and at any network access point — with tools to manipulate and analyze images in 2D and 3D. We enable physicians to better understand internal anatomic structure and pathology, improving clinical diagnoses, disease screening and therapy planning. We believe our solution improves physician productivity and patient care, enhances customer revenue opportunities, automates complex medical imaging workflow and maximizes our customers’ investment in capital equipment and clinical information systems.

     We were founded in December 1998 as an Alabama corporation and reincorporated in Delaware in January 2000. Since our first commercial implementation in December 2000, we have grown our revenue to $23.3 million in 2003 and $45.8 million in 2004. We have implemented our solution at facilities affiliated with some of the largest multi-facility health care providers in the U.S.

     As of December 31, 2004, we had $118.2 million in contracted backlog, consisting primarily of fees for contracted future installations and for the support of existing installations, compared with a contracted backlog of $82.7 million at December 31, 2003. The backlog amount at December 31, 2004 includes the unrecognized revenue related to the $25.1 million enterprise agreement with Ascension Health. We expect to recognize from our current backlog approximately $49.9 million in 2005 and $23.8 million in 2006. Substantially all of the remaining $44.5 million, which primarily consists of recurring revenue from support services, will be recognized by December 31, 2009. Our backlog will decrease as we recognize revenue under existing contracts, and it will increase as we enter into new contracts.

Fiscal Year

     Our fiscal year ends on December 31. Reference to 2004, for example, refers to the fiscal year ended December 31, 2004.

Important Developments

     On February 14, 2005, we completed our initial public offering. We sold 5.0 million shares of our common stock at a price of $13.00 per share. On February 18, 2005, our underwriters exercised the over-allotment option to purchase 750,000 additional shares of our common stock at $13.00 per share. Total proceeds from the initial public offering (net of underwriting discount and estimated offering expenses) were approximately $67.5 million.

Sources of Revenue

     A typical sale of our solution is comprised of system sales and support services. Revenue from system sales is derived principally from the licensing of our UltraVisual, UltraStructure and UltraConnect software products, as well as from sales and integration of third-party components that are required to implement our solution. Support services revenue is derived from fees related to the implementation, training and on-going customer support of our solution.

     Our software is comprised of three main components: UltraVisual, our software for advanced visualization and analysis of digital medical images; UltraStructure, our image archival and distribution management software; and UltraConnect, our integration and data migration software. Although UltraStructure and UltraConnect are available collectively as a stand-alone application, we offer our software primarily as an integrated enterprise-level image management solution. License pricing for UltraVisual is primarily determined by either number of licenses or number of concurrent users. License pricing for UltraStructure and UltraConnect is determined based on projected volume and size of image studies to be stored or migrated by the particular customer. We offer customers our software as perpetual or term licenses, in either case with maintenance and support relating to the software. Term licenses for our software are typically from two to seven years with annual renewals after the initial term. The sale and integration of third-party components typically include servers, data storage, backup and recovery systems, workstations and monitors, database software and computed radiography devices.

     In 2003 and 2004, the majority of our customers purchased perpetual licenses for our software, and we expect this trend to continue in the future. This trend toward perpetual licenses has generally improved our short-term liquidity, as the software license fee and the related implementation fees are paid for by the customer in the first year of the contractual relationship as compared to a term license arrangement, where the customer pays for the software license and implementation fees over an extended period of time, generally two to seven years.

     The trend towards perpetual licenses could cause greater volatility in our operating results, as revenue from the software license fee and certain implementation fees are generally all recognized in the month system acceptance is achieved, assuming all applicable revenue recognition criteria have been satisfied. Because system acceptances may not be achieved in the period expected, including due to factors outside our control such as customer project delays or staff shortages, our revenue could fluctuate from quarter to quarter solely due to the timing of achieving system acceptances. As a result of our trend towards perpetual licenses, we have experienced greater volatility in our revenue as initial revenue recognition amounts are more substantial and the failure to meet revenue recognition criteria could result in materially different financial results than were initially projected during a specific quarter. In turn, this can lead to the deferral of the recognition of the related revenue until the period in which we meet all of the revenue recognition criteria.

     We also derive revenue from providing support services, including implementation, project planning, management, design and training services. Our customers typically contract for these support services pursuant to their initial agreements with us. The initial term of these support services under these agreements range from one to seven years, with a typical duration of five years. Upon expiration of the initial term, these agreements typically renew automatically from year-to-year thereafter until terminated.

     Because our solution is a major capital expenditure involving a multi-year commitment, it can take a significant period of time to close a sale. Our solution has a typical sales cycle, from the initial contact to the placing of an order, of six to nine months, and sometimes much longer.

     Ascension Health is the beneficial owner of approximately six percent of our outstanding common stock (approximately four percent after the initial public offering). Revenue associated with facilities controlled by Ascension Health accounted for approximately 36% of our total revenue during 2004 and approximately 35% of our total contracted backlog at December 31, 2004. We anticipate that Ascension Health will continue to be a significant customer as we sign order addenda and contracts with additional Ascension Health facilities. In 2002 and 2003, we had three and two customers, respectively, who accounted for more than 10% of our total revenue.

Cost of Revenue

     The cost of our solution is comprised of two elements: the cost of our system sales and the cost of our support services. The cost of system sales consists of the cost of third-party components and the cost of software licenses. The cost of our third-party components consists primarily of direct costs related to the purchase, shipment, installation and configuration of third-party components. The cost of our software licenses consists primarily of the amortization of acquired software, the amortization of capitalized software costs for internally developed software and royalties paid for a component of our UltraStructure software.

     The cost of our support services consists primarily of labor costs and overhead relating to the implementation, installation, training, application support and maintenance of our solution as well as costs related to maintenance of third-party components. The cost of support services revenue varies based upon employee productivity of our support services organization as well as costs associated with the use of outside contractors to support internal resources.

     We allocate overhead expenses such as rent and occupancy charges and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in the cost of support services, as well as in the research and development, sales and marketing and general and administrative expense categories.

     We currently own and lease to certain customers, under operating leases, third-party components with a net book value of approximately $5.4 million at December 31, 2004. These components relate to five customer installations completed in 2001 and 2002. We are depreciating these third-party components to cost of support services revenue over the life of the respective contracts. For the years ended December 31, 2002, 2003 and 2004, depreciation related to these third-party components of $1.8 million, $2.7 million and $3.4 million, respectively, was included in the cost of support services. The majority of the contracts will expire by the third quarter of 2007. We have not entered into any agreements requiring us to lease third-party components to customers since early 2002 and currently do not expect such arrangements to be a material part of our business in the future. We anticipate that several of these customers will upgrade to our UltraVisual software from the existing third-party visualization components that we lease to them. As a result, we anticipate incurring accelerated depreciation expense to cost of support services revenue as these upgrades are deemed to be probable (we incurred $0.5 million and $0.3 million of such costs in the third and fourth quarters of 2004). We expect to incur an additional $0.3 million of accelerated expense during the first quarter of 2005.

Gross Profit

     Our gross profit has improved due to an increase in software and recurring support services revenue derived from our growing installed base of customers. We expect this trend to continue as our installed customer base continues to grow. The gross profit from system sales varies based on several factors, including:

•	actual sales prices negotiated in the contracting process;

•	amount of amortization of acquired software and internally developed capitalized software;

•	costs associated with leasing and maintaining third-party components;

•	fluctuations in prices received from third-party component manufacturers and distributors relative to the mark-up percentages provided for in customer contracts; and

•	mix of royalty- and nonroyalty-bearing software licenses included in a sale.

     The gross profit from sales of our support services varies based on several factors, including:

•	actual services fees negotiated during the contracting process;

•	productivity of our professional service team;

•	costs of service agreements related to third-party components included in our solution; and

•	costs associated with the use of outside contractors.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of employee-related expenses, allocated overhead and outside contractors. We have historically focused our research and development efforts on improving the functionality, performance and integration of our software products. We expect that research and development expenses will increase as we introduce additional products and services.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs (which include trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and commissions. We expect sales and marketing expenses will increase as we expand our selling and marketing activities associated with existing and new product and service offerings to existing and new customers, build brand awareness and sponsor additional marketing events.

     General and Administrative. General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and operations, including additional compliance costs in connection with public reporting and other requirements that we will incur as a public company.

     Depreciation. We depreciate the costs of our tangible capital assets, primarily consisting of information technology assets, leasehold improvements and furniture, on a straight-line basis over the estimated useful life of the asset, which is generally three to five years.

     Stock-Based Expenses. Our revenue, operating expenses and interest expense include the effect of stock-based expenses related to the fair value of options and warrants issued to non-employees and option grants to employees in situations where the exercise price was determined to be less than the deemed fair value of our common stock at the date of grant. Ordinarily, we do not intend to issue options with an exercise price below the then-current fair market value. However, certain options awarded prior to the completion of our initial public offering were subsequently determined to be below the appropriate fair market value at the time of issuance.

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.

     We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

     Revenue Recognition and Deferred Revenue. We derive revenue from two primary sources: (1) system sales revenue, which includes software license revenue and third-party component sales revenue and (2) support services revenue, which includes fees related to implementation, training, software maintenance, ongoing customer support and third-party component maintenance. While the basis for software license revenue recognition is substantially governed by the provisions of AICPA Statement of Position 97-2, (“SOP 97-2”), Software Revenue Recognition, as amended, in the application of this standard, we exercise judgment and use estimates in connection with the determination of the amount of software license and support services revenue to be recognized in each accounting period.

     We sell software under three types of licenses:

     (1) Perpetual licenses: software licensed on a perpetual basis to a customer based on a fixed number of users and/or estimates of annual study volumes where the customer has no right to return the licensed software.

     (2) Enterprise licenses: software licensed on a perpetual basis to a customer (typically a multi-facility health care provider), as opposed to licensing based on a fixed number of users or on estimates of annual study volumes, where the customer has no right to return the licensed software.

     (3) Term licenses: software licensed for a specific period of time according to a fixed number of users and/or estimates of annual study volumes.

     Generally, our software license arrangements do not include significant modification or customization of the underlying software and, as a result, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and (4) collection is probable. We assess each of the four criteria as follows:

•	Persuasive evidence of an arrangement exists: It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement, prior to recognizing revenue on an arrangement.

•	Delivery has occurred: It is our customary practice to obtain formal acceptance for our software, which is evidenced by written customer acknowledgement. In the event that we grant a customer the right to specified upgrades, we defer recognition of the entire arrangement fee until we deliver the specified upgrades as we have not established vendor-specific objective evidence (VSOE) of fair value for specified upgrades. Specified upgrades include, but are not limited to, future software deliverables that are stated in the customer contract.

•	The customer’s payment is deemed fixed or determinable: We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue when all other applicable revenue recognition requirements are met. While our standard payment terms are net 30 days, we have, on a few occasions, extended payment terms beyond 30 days (but none greater than six months) to creditworthy customers. We have established a successful history of collection, without concessions, on these receivables; therefore satisfying the required criteria for revenue recognition. If the fee is determined not to be fixed or determinable, we recognize revenue as the amounts become due and payable.

•	Collection is probable: Likelihood of collection is assessed on a customer-by-customer basis. Both new and existing customers are subjected to a credit review that evaluates such customer’s financial position and ultimately its ability to pay. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If it is determined from the outset of the arrangement that collection is not probable based upon our credit review process, revenue is recognized on a cash-collected basis if all other applicable revenue recognition criteria are met.

     We account for software license and non-recurring support services revenue included in multiple element arrangements using the residual method. Under the residual method, the fair value of the undelivered elements (i.e., software maintenance and ongoing support services) based on VSOE of fair value is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license and non-recurring support services). If evidence of the fair value of one or more of the undelivered services does not exist, revenue is deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for ongoing support services revenue based upon the renewal rates for the maintenance and ongoing support, which coincide with our pricing model. Significant incremental discounts offered in multiple element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenue under the residual method.

     For term license arrangements, we recognize revenue for the multiple element arrangement over the term of the arrangement beginning in the month after we receive customer acceptance, provided that the other applicable revenue recognition criteria have been met.

     Software maintenance services generally include rights to upgrades (when and if available), telephone support, updates and bug fixes. Software maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all of the applicable revenue recognition requirements are met. We include the first year of software maintenance in the software license fee. We defer this software maintenance fee based on its fair value and recognize it ratably over the first year of the arrangement.

     Ongoing support services generally include telephone support related to third-party components as well as quarterly customer metric reporting and other services. Ongoing support service revenue is recognized ratably over the term of the ongoing support services contract on a straight-line basis when all of the applicable revenue recognition requirements are met.

     We recognize revenue related to the third-party components according to guidance set forth in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Third-party component revenue, including hardware sales and hardware maintenance, is recognized in accordance with contractual terms. When we are responsible for installing the third-party components, revenue is recognized when the third-party components are delivered, installed and accepted by the customer. When we are not responsible for installing the third-party components, revenue is recognized when the third-party components are delivered to the customer. We qualify to recognize hardware sales and hardware maintenance under EITF 00-21 as a result of the following factors: 1) our software is not essential to the functionality of the hardware, 2) our customers have the ability to purchase the hardware from other vendors and 3) the purchase price of the hardware and hardware maintenance is separately stated in our contracts.

     The following is a summary of our product warranty and guarantee and our related accounting policies for these agreements:

     (1) Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. Our infringement indemnity provisions typically give us the option to make modifications of the product so it is no longer infringing or, if it cannot be corrected, to require the customer to return the product in exchange for a specified payment for loss of use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to some portion of the fees paid by the customer over some portion of the contract term. To date, we have not incurred costs to settle claims or pay awards under these indemnification obligations. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

     (2) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history however, we have not incurred significant recurring expense under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

     (3) Our standard contracts with customers typically provide for a 99% guarantee of system availability and a 98% guarantee of component availability with penalty provisions if our solution fails to meet the guarantee thresholds. Our 99% system availability guarantee covers our solution as a whole, while the component guarantee covers each individual component, as in certain circumstances a component may fail without affecting system availability. The penalty provisions in our contracts typically allow for a reduction in the software maintenance fee related to failure to meet guaranteed “uptime” percentages. We calculate these penalties as a percentage of the software maintenance fee and would reduce the amount of the software maintenance fee charged in a specific period for these penalties. To date, we have not incurred any penalties associated with these guarantees. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

     Billings may not coincide with the recognition of revenue. Unbilled revenue occurs when revenue recognition precedes billing to the customer, and arises primarily from sales with predetermined billing schedules. Billings in excess of sales (deferred revenue) occur when billing to the customer precedes revenue recognition, and arise primarily from sales with partial prepayments upon contract execution and from maintenance revenue billed in advance of performance of the maintenance activity. At December 31, 2004, approximately $4.7 million of the balance in current deferred revenue is related to three contracts where we have deferred all contract revenue accounted for under SOP 97-2 as a result of specified upgrades. The remaining balance in deferred revenue is primarily a result of timing of differences in contract execution and acceptance. The increase in the balance of deferred revenue from December 31, 2003 to December 31, 2004 is primarily a result of an increased number of customers and, to a lesser extent, an increase in the average deferred revenue balance per customer contract. Our number of customer contracts with deferred revenue increased from 29 at December 31, 2003 to 53 at December 31, 2004. We expect our deferred revenue balance to continue to grow over time as we add an increasing number of new customer contracts. The majority of our current deferred revenue relates to system sales and non-recurring services, such as implementation and training. Deferred revenue is recognized upon delivery of our products, as ongoing services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied.

     The timing of customer acceptances could significantly affect the results of operations during a given period. As noted above, we generally require written acknowledgement from the customer to evidence that delivery of the products or services has occurred. Delays in the implementation process could negatively affect operations in a given period by increasing volatility in revenue recognition.

     Capitalization of Software Development Costs. Research and development costs are charged to expense as incurred. However, the costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established and capitalization ceases when the software is generally available for release. Judgment is involved in determining when technological feasibility is reached. We believe that technological feasibility is reached when we have completed a working model that is ready to be beta-tested at a customer site. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in technologies. Costs that are capitalized primarily consist of direct labor.

     Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding two years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the related product are expensed immediately.

     Intangible and Other Long-Lived Assets. In June 2001, FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires the purchase method of accounting for all business combinations after June 30, 2001, and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS No. 141 in our allocation of the purchase price of the Ultravisual merger. Accordingly, we have identified and allocated a value to the intangibles based on discounted cash flow analyses and market research, as well as our judgment. SFAS No. 142 requires that intangibles determined to have an indefinite life are not to be amortized but are to be tested for impairment at least annually. We will evaluate intangible assets for impairment on an annual basis and when impairment indicators are identified. In assessing the recoverability of intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenue, which is inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Historically, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property, equipment and intangible assets are amortized over their useful lives. Useful lives of the intangible assets are based on management’s estimates of the period that such assets will generate revenue.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of total revenue except for cost of revenue related to system sales and support services, which is expressed as a percentage of system sales and support services revenue, respectively. This information has been derived from the consolidated statements of operations included elsewhere in this filing.

	Year Ended
	December 31,
	2002	2003	2004

Revenue:
System sales	66.9%	74.0%	73.0%
Support services	33.1	26.0	27.0

	Year Ended
	December 31,
	2002	2003	2004

Total revenue	100.0	100.0	100.0
Cost of revenue:
System sales	74.9	59.3	64.1
Support services	96.6	123.7	86.8

Total cost of revenue	82.1	76.1	70.3

Gross profit	17.9	23.9	29.7
Operating expenses:
Research and development expenses	18.9	17.8	11.7
Sales and marketing expenses	35.3	26.4	19.7
General and administrative expenses	25.0	24.9	19.0

Total operating expenses	79.2	69.0	50.4

Operating loss	(61.2)	(45.1)	(20.7)
Interest expense, net	4.8	3.6	2.2

Net loss	(66.0)%	(48.8)%	(22.9)%

Comparison of the Years Ended December 31, 2004 and 2003

     Total Revenue. Total revenue, consisting of system sales and support services, increased by $22.5 million, or 96.7%, from $23.3 million for 2003 to $45.8 million for 2004. The increase in revenue was attributable to an increase in the size and number of new customer installations as well as more of our system installations being perpetual licenses rather than term licenses. The average contract value increased from approximately $2.0 million during 2003 to approximately $2.6 million during 2004. During 2003 and 2004, we recognized initial system sales revenue related to 16 and 23 customer contracts, respectively (representing approximately 33 and 35 sites, respectively). Nine out of the 16 contracts for which initial system sales revenue was recognized during 2003 were perpetual software licenses, compared to 22 out of the 23 contracts for 2004. Of the customer contracts that were accepted during 2004, we deferred system sales revenue of $4.7 million related to three contracts as a result of not meeting our revenue recognition criteria.

     We believe that the increased size and number of our contracts was a result of increased customer awareness and acceptance of our products and services with multi-facility healthcare providers. This customer awareness and acceptance was largely attributable to our marketing activities associated with these providers, which included up-front research on prospects, increased responses to “Requests for Proposals” and marketing campaigns, such as programs and exhibits at major trade shows, specifically targeting multi-facility health care providers. We expect revenue to continue to increase as we recognize revenue from our existing long-term customer agreements while also recognizing revenue related to new customer agreements.

     System sales revenue increased by $16.2 million, or 94.1%, from $17.2 million in 2003 to $33.4 million in 2004. Approximately $12.6 million of the increase was attributable to more health care institutions buying and installing our solution as well as an increase in average contract value, and approximately $3.6 million of the increase is related to a shift in our sales from primarily term licenses, in which revenue is recognized ratably over the multiple years covered by the licenses, to primarily perpetual licenses, in which revenue for the license fee is recognized at system acceptance assuming all applicable revenue recognition criteria have been satisfied.

     Support services revenue increased by $6.3 million, or 104.1%, from $6.1 million in 2003 to $12.4 million in 2004. Approximately $5.3 million of the increase in support services revenue was primarily attributable to a larger number of customers that have implemented our solution and are paying us ongoing support and maintenance fees. The remaining $1.0 million increase in support services revenue was related to the increase in the recognition of non-recurring revenue related to services such as implementation and training for these new customers.

     Cost of Revenue. Cost of revenue increased by $14.5 million, or 81.6%, from $17.7 million for 2003 to $32.2 million for 2004. This increase was attributable to increased purchases of third-party components as a result of the increased number and size of new customer installations. Cost of revenue as a percentage of total revenue decreased from 76.1% for 2003 to 70.3% for 2004. The decrease in cost of revenue as a percentage of total revenue was a result of increased software license revenue as a portion of total revenue as a result of our continued transition to selling perpetual software licenses. Our costs associated with software licenses as a percentage of total revenue were significantly lower than costs associated with other components of our revenue.

     Cost of system sales increased by $11.3 million, or 109.8%, from $10.2 million in 2003 to $21.5 million in 2004. This increase was caused by the larger number of health care institutions that acquired and installed our solution. Cost of system sales as a percentage of system sales revenue increased from 59.3% for 2003 to 64.1% for 2004. We anticipate that our cost of revenue will continue to increase in absolute dollars as a result of additional purchases of third-party components related to customer installations.

     Cost of support services increased by $3.2 million, or 43.2%, from $7.5 million in 2003 to $10.7 million in 2004. This increase was caused by an increase in staffing levels in our support services teams. Cost of support services as a percentage of support services revenue decreased from 123.7% for 2003 to 86.8% for 2004. The decrease in cost of support services as a percentage of total support services revenue was a result of efficiencies realized as our customer base grew and the cost of support services was spread over the broader base of customers. Additionally, in early 2004, we acquired software that enabled some of our previously manual methods of providing support to be automated, thereby lowering the cost of service delivery. During the third and fourth quarters of 2004, we recorded accelerated depreciation of approximately $0.5 million and $0.3 million, respectively, related to hardware and third-party visualization software located at two customer sites that we replaced with newer equipment and UltraVisual software.

     Gross Profit. Our gross profit increased from 23.9% of total revenue for 2003 to 29.7% of total revenue for 2004 primarily as a result of the increased revenue attributable to software licenses that have a higher margin than other components of our revenue.

     Research and Development Expenses. Research and development expenses increased by $1.2 million, or 29.0%, from $4.1 million for 2003 to $5.3 million for 2004. The increase in the amount of research and development expenses was attributable to increased employee headcount as a result of our completion of the Ultravisual merger in May 2003. Research and development headcount increased to 57 employees at December 31, 2004 from 27 employees at May 29, 2003, immediately before the Ultravisual merger. In the future, we expect to continue to invest in research and development as we continue to improve our existing technology and expand our software offering.

     Sales and Marketing Expenses. Sales and marketing expenses increased by $2.9 million, or 46.9%, from $6.1 million for 2003 to $9.0 million for 2004. This increase was primarily attributable to an increase in the number of sales support and marketing personnel and expansion of our marketing efforts, including targeted campaigns related to multi-facility health care providers. Sales and marketing expenses as a percentage of total revenue decreased from 26.4% for 2003 to 19.7% for 2004. The decrease in sales and marketing expenses as a percentage of total revenue was primarily a result of a change in our sales commission plans in place in the prior period so that now a portion of the commission payment is linked to customer acceptance. This change has had the effect of delaying commission payments into future periods. As a result of the adoption of the revised commission plan in late 2003, we have delayed approximately $378,000 of commission payments to periods extending beyond December 31, 2004. This change has also led to a delay of $343,000 of commission expense because such expense is recognized over the periods the payments are earned in instances where payment of the commission payments is probable. When commission payments are not deemed to be probable, these payments are recognized as commission expense when they become probable. We expect this trend to continue in 2005, as we have no plans to materially revise our commission plans. We have realized the positive benefits of additional cash and lower operating expense in current reporting periods as compared to periods prior to the commission plan change. We expect to increase our sales and marketing expenses as we hire additional sales and marketing personnel and focus on increasing market awareness of our products and offerings.

     General and Administrative Expenses. General and administrative expenses increased by $2.9 million, or 50.1%, from $5.8 million for 2003 to $8.7 million for 2004. Increases in headcount, insurance costs, depreciation and rent attributable to the Ultravisual merger were the primary reasons for increased general and administrative expenses. During the fourth quarter of 2004, we recognized an impairment loss of approximately $0.1 million related to the planned disposal of an exhibit booth used in industry trade shows. This exhibit booth was replaced with a new exhibit booth. General and administrative expenses as a percentage of total revenue decreased from 24.9% for 2003 to 19.0% for 2004. Our general and administrative expense decreased as a percentage of total revenue because our personnel expenses remained relatively constant while our total revenues rapidly increased between the periods. We expect our general and administrative expenses to increase in absolute dollars as a result of being a public company. Specifically, we expect to incur increased costs associated with accounting, consulting, legal and other professional services, increased insurance costs and increased personnel in our finance and legal functions.

     Operating Loss. Operating loss decreased by $1.1 million, or 10.0%, from $10.5 million for 2003 to $9.5 million for 2004. Operating loss as a percentage of total revenue decreased from 45.1% for 2003 to 20.7% for 2004 as a result of the total revenue increase of $22.5 million coupled with the increased leverage in operating costs discussed above.

     Interest Expense, Net. Net interest expense increased by $0.2 million from 2003 compared to 2004.

Comparison of the Years Ended December 31, 2003 and 2002

     Total Revenue. Total revenue increased by $10.7 million, or 84.6%, from $12.6 million in 2002 to $23.3 million in 2003. The increase in revenue was primarily attributable to an increase in the number and size of new customer installations, and, to a lesser extent, attributable to our shift to sales of perpetual software licenses as compared to term software licenses, which accounted for approximately $2.2 million of the increase. We shifted our focus from selling term software licenses to selling perpetual software licenses as a result of increased demands from our customers to offer this model and to improve our cash flow. A larger percentage of revenue is recognized in the first year of a perpetual license than is recognized in the first year of a typical term license. During 2003, we installed our solution at sixteen customer sites as compared to eleven in 2002. Also, the percentage of perpetual software license contracts recognized compared to total software license contracts recognized in 2003 was 56% as compared to 0% in 2002.

     System sales revenue increased by $8.8 million, or 104.3%, from $8.4 million in 2002 to $17.2 million in 2003. Approximately $4.9 million of the increase was attributable to more health care institutions buying and installing our solution, and approximately $3.9 million of the increase was related to a shift in our sales from primarily term licenses, where revenue is recognized ratably over the multiple years covered by the licenses, to primarily perpetual licenses, where revenue for the license fee is recognized at system acceptance.

     Support services revenue increased by $1.9 million, or 44.8%, from $4.2 million in 2002 to $6.1 million in 2003. Approximately $1.2 million of the increase in support services revenue was attributable to an increase in the recognition of non-recurring revenue related to services such as implementation and training as a result of the transition to a perpetual license model and, to a lesser extent, a larger number of customers. As a result of offering a perpetual license model, we not only recognize revenue related to the software license generally upon system acceptance, we also recognize implementation and training services revenue at this time. During 2002, all of our software license revenue was related to term licenses. Under the term license model, we recognized implementation and training services revenue over the license term, which is generally two to seven years. As a result of our shift to a perpetual license model, our support services revenue has increased because we recognize the implementation and training fees generally at system acceptance instead of over the life of the contract. The remaining $0.7 million increase in support services revenue was attributable to a larger number of customers that have implemented our solution and are paying us ongoing support and maintenance fees.

     Cost of Revenue. Cost of revenue increased by $7.4 million, or 71.1%, from $10.4 million in 2002 to $17.7 million in 2003. The increase in cost of revenue was attributable to costs associated with the increased number and size of new customer installations. Cost of revenue as a percentage of total revenue decreased from 82.1% in 2002 to 76.1% in 2003. The decrease in cost of revenue as a percentage of total revenue was a result of increased software license revenue as a portion of total revenue as a result of our transition to selling perpetual software licenses. Our costs associated with software licenses as a percentage of revenue are significantly lower than costs associated than other components of our revenue.

     Cost of system sales increased by $3.9 million, or 61.9%, from $6.3 million in 2002 to $10.2 million in 2003. This increase was caused by an increase in the number and size of systems installed. Cost of system sales as a percentage of system sales revenue decreased from 74.9% in 2002 to 59.3% in 2003. The decrease in cost of system sales as a percentage of total system sales revenue was a result of increased software license revenue as a percent of total system sales revenue. Costs associated with software licenses were lower than costs of other components of our solution. Additionally, following the merger with Ultravisual, we were able to include our own visualization software instead of a third-party component in our solution, producing a higher margin.

     Cost of support services increased by $3.5 million, or 85.5%, from $4.0 million in 2002 to $7.5 million in 2003. This increase was caused by an increase in staffing levels of our support services teams in view of increasing customer demand for our solution. Cost of support services as a percentage of support services revenue increased from 96.6% in 2002 to 123.7% in 2003. The increase in cost of support services as a percentage of support services revenue was a result of growing our staff as described above.

     Gross Profit. Our gross profit increased from 17.9% of total revenue in 2002 to 23.9% of total revenue in 2003 as a result of the increased revenue attributable to software licenses that have a higher margin than other components of our revenue.

     Research and Development Expenses. Research and development expenses increased by $1.8 million, or 73.9%, from $2.4 million in 2002 to $4.1 million in 2003. The increase in the amount of research and development expenses was attributable to increased employee headcount as a result of our completion of the Ultravisual merger in May 2003 as well as additional headcount added through our normal hiring process. Research and development headcount increased from 22 to 46 employees during 2003.

     Sales and Marketing Expenses. Sales and marketing expenses increased by $1.7 million, or 37.9% from $4.5 million in 2002 to $6.1 million in 2003. This increase was primarily attributable to increases in the number of sales and marketing personnel and, to a lesser extent, the payment of larger commissions resulting from greater sales volume. Sales and marketing expenses as a percentage of total revenue decreased from 35.3% in 2002 to 26.4% in 2003.

     General and Administrative Expenses. General and administrative expenses increased by $2.6 million, or 84.0% from $3.1 million in 2002 to $5.8 million in 2003. Increases in headcount, insurance costs, depreciation and rent as a result of the Ultravisual merger contributed to increased general and administrative expenses. General and administrative expenses as a percentage of total revenue remained approximately the same in 2003 as compared to 2002.

     Operating Loss. Operating loss increased by $2.8 million, or 36.1%, from $7.7 million in 2002 to $10.5 million in 2003. Operating loss as a percentage of total revenue decreased from 61.2% in 2002 to 45.1% in 2003 as a result of the total revenue increase of $10.7 million coupled with the increased leverage in operating costs discussed above.

     Interest Expense, Net. Net interest expense increased $0.3 million, or 41.4%, from $0.6 million in 2002 to $0.9 million in 2003. This increase was attributable to the addition of new debt to finance third-party components leased to customers during 2002.

Quarterly Results of Operations

     The following tables set forth selected unaudited quarterly consolidated statement of operations data for the eight most recent quarters. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included in this filing and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this filing. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(Dollars in thousands)
Revenue:
System sales	$1,556	$2,914	$5,897	$6,867	$4,909	$8,761	$7,458	$12,313
Support services	1,019	1,174	1,535	2,329	2,208	3,356	2,864	3,933

Total revenue	2,575	4,088	7,432	9,196	7,117	12,117	10,322	16,246
Cost of revenue:
System sales	685	1,702	3,845	3,994	3,489	4,117	5,554	8,291
Support services	1,489	1,816	2,080	2,109	2,279	2,414	2,949	3,086

Total cost of revenue	2,174	3,518	5,925	6,103	5,768	6,531	8,503	11,377

Gross profit	401	570	1,507	3,093	1,349	5,586	1,819	4,869
Operating expenses:
Research and development	780	1,113	1,082	1,168	1,123	1,141	1,404	1,676
Sales and marketing	1,568	1,455	1,342	1,779	1,738	2,407	2,359	2,524
General and administrative	985	1,381	1,572	1,855	1,888	1,994	2,256	2,563

Total operating expenses	3,333	3,949	3,996	4,802	4,749	5,542	6,019	6,763

Operating income (loss)	(2,932)	(3,379)	(2,489)	(1,709)	(3,400)	44	(4,200)	(1,894)
Interest expense, net	215	219	206	210	192	188	333	309

Net loss	$(3,147)	$(3,598)	$(2,695)	$(1,919)	$(3,592)	$(144)	$(4,533)	$(2,203)

     Our operating results have fluctuated from quarter to quarter and are likely to continue to fluctuate due to a variety of reasons. We discuss below some of the larger changes in various line items in the table above.

     Revenue. During the first quarter of each calendar year, the two components of our total revenue have tended to decrease from the immediately preceding quarter due to timing issues relating to our sales and installation process; this impact is particularly evident for our system sales revenue. In the past, we have experienced lower sales volumes in the third quarter of each year relative to other quarters. We believe that this is the result of the capital expenditure patterns of our customer base. This, in turn, has caused our revenue in the first quarter of the following year to be lower in comparison to the immediately preceding quarter due to the length of our installations and our revenue recognition policies.

     In late 2002, we shifted from a term license model to a perpetual license model. Under our perpetual license model, we recognize more of the revenue from a contract upon customer acceptance and the satisfaction of all required revenue recognition criteria than would be the case under a term license model. Because it can take up to four to six months to implement our solution, this change first began to have a significant impact on our quarterly results in the third quarter of 2003, when we recognized perpetual software license and implementation fee revenue relating to two contracts. The increase in our revenue from the third quarter of 2003 to the fourth quarter of 2003 shown above includes revenue related to four additional perpetual software license contracts for which we met all of our revenue recognition criteria during such quarter. Our quarterly revenue during 2004 has continued to show the impact of a greater proportion of perpetual licenses compared to term licenses.

     In addition to causing us to recognize more revenue in the earlier years of a customer relationship, our perpetual software license sales model may cause our revenue to fluctuate as more revenue is recognized in the period of initial system acceptance than would otherwise be recognized if we had continued to sell our solution on a term license basis. This effect was most pronounced in the last three quarters of 2004. In the second quarter we recognized approximately $3.3 million in revenue that was directly attributable to our change to a perpetual software license model (if compared to five-year term software licenses). As a result, we would not have had operating income in the second quarter of 2004 if we had continued to sell our solution on a five-year term software license basis instead of on a perpetual software license basis.

     Moreover, during the third quarter of 2004, we deferred approximately $3.9 million of revenue that we had previously expected to recognize related to installations at two customer sites. We obtained system acceptance at both of the sites and were contractually able to bill for all software and implementation fees. However, these two contracts included commitments for future software features which have not yet been delivered. We will recognize the revenue related to these two contracts in future quarters when all applicable revenue recognition criteria have been met (upon delivery of previously undelivered elements).

     During the fourth quarter of 2004, we recognized approximately $3.7 million in revenue that was directly attributable to our change to a perpetual software license model (as compared to five-year term software licenses).

     Cost of Revenue. Our cost of revenue fluctuates from quarter to quarter as a result of changes in the relative contributions to our revenue from system sales and support services and changes in the productivity of support services personnel.

     Operating Expenses. Our sales and marketing expenses fluctuate due to timing of sales. Also, the most significant trade show that we attend occurs within the fourth quarter of each year, increasing our sales and marketing expenses in that quarter.

     Operating Income (Loss). Our quarterly operating results are likely to continue to fluctuate. Some important additional factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	length of the sales cycle for our solution;

•	implementation delays at customer sites, whether within or outside our control;

•	renewal rates for our solution;

•	changes in our pricing policies;

•	new product introductions and product enhancements by us or our competitors;

•	effectiveness of our sales force;

•	buying and capital budgeting patterns of our customers;

•	our success in selling our solution to large multi-facility health care providers;

•	technical difficulties or downtime in our solution;

•	general economic conditions in the U.S.;

•	additional investments in our solution or operations; and

•	regulatory compliance costs.

     The occurrence of one or more of these factors might cause our operating results to vary widely. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

     We have historically financed our operations, capital expenditures and acquisitions through a combination of equity financing, borrowings and cash generated from operations.

     Cash Flows from Operating Activities. Net cash provided by operating activities was $5.0 million for 2004, as compared to a net loss of $10.5 million. The difference is due to $7.0 million of non-cash depreciation, amortization, bad debt and stock-based expenses and, in addition, changes in working capital, including a $15.0 million increase in deferred revenue partially offset by a $10.2 million increase in accounts receivable. The buildup of accounts receivable was primarily due to billings related to new contracts and installations at the end of the fourth quarter of 2004.

     Net cash used in operating activities was $2.4 million in 2003, as compared to a net loss of $11.4 million. The difference is due to $4.4 million of non-cash depreciation, amortization and bad debt expense, and changes in working capital, which primarily consisted of a $2.8 million decrease in accounts receivable, a $0.4 million decrease in prepaid expenses and other current assets, a $0.5 million increase in accounts payable and accrued expenses and a $1.4 million increase in deferred revenue.

     Net cash used in operating activities was $7.8 million in 2002, as compared to a net loss of $8.3 million. The difference is due to $2.5 million of non-cash depreciation and amortization and changes in working capital, which primarily consisted of a $5.5 million increase in accounts receivable, a $0.7 million increase in prepaid expenses and other current assets, a $1.8 million decrease in accounts payable and accrued expenses and a $6.0 million increase in deferred revenue.

     Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenue, accounts receivable and accrued expenses. Fluctuations within accounts receivable and deferred revenue are primarily related to the timing of billings and the associated revenue recognition.

     Cash Flows from Investing Activities. Net cash used in investing activities was $2.9 million for 2004 primarily due to internal capital expenditures for information technology (IT) and customer-related capital expenditures. Net cash used in investing activities was $1.0 million during 2003 due to cash received from the Ultravisual merger offset by internal capital expenditures. Net cash used in investing activities was $3.6 million during 2002 due to customer-related and internal capital expenditures consisting primarily of IT equipment.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $1.6 million during 2004, consisting of proceeds from issuance of subordinated debt offset by payments on equipment loans for third-party components installed at customer sites. Net cash provided by financing activities was $3.5 million during 2003, consisting primarily of proceeds from issuance of convertible preferred stock offset by payments on equipment loans for third-party components installed at customer sites. Net cash provided by financing activities was $10.3 million during 2002 consisting primarily of proceeds from issuance of convertible preferred stock and proceeds from equipment loans for third-party components installed at customer sites.

     Cash Position and Indebtedness. At December 31, 2004, our unrestricted cash and cash equivalents was $6.0 million as compared to $2.3 million at December 31, 2003. At December 31, 2002, 2003 and 2004, we had approximately $0.8 million, $0.8 million and $0.9 million, respectively, of restricted cash and cash equivalents held as collateral for two equipment loans related to customer third-party components and one internal equipment lease. The restrictions on the cash will be released in connection with the maturity of the equipment loans and the expiration of the lease. Our total indebtedness was $10.3 million, $8.5 million and $9.5 million at December 31, 2002, 2003 and 2004, respectively. This indebtedness is discussed below.

     Between December 2001 and August 2003, we entered into various capital and operating equipment leases with various lenders for internal IT equipment.

     Pursuant to certain of our indebtedness, we have certain information covenants related to the timely delivery of financial statements.

     On December 19, 2001, we entered into a $2.1 million secured promissory note with a finance company to finance third-party components at a customer site. The note is payable monthly at an interest rate of 10% and matures on December 15, 2006.

     On March 28, 2002, we entered into a $1.8 million secured promissory note with a finance company to finance third-party components at a customer site. The note is payable monthly at an interest rate of 9.88% and matures on March 28, 2007.

     On July 6, 2002, we entered into a $2.6 million sale-leaseback arrangement with a finance company to finance third-party components at a customer site. The lease is payable monthly and due in March 2007. We have the option to renew the lease at the end of the lease term or to purchase the third-party components at the end of the lease at fair value.

     On November 20, 2002, we entered into a $0.6 million secured promissory note with a bank to finance third-party components at a customer site. The note is payable monthly at an interest rate of 4.76% and matures on September 30, 2007.

     On December 9, 2002, we entered into a $3.9 million secured promissory note with a bank to finance third-party components at a customer site. The note is payable monthly at an interest rate of 6.13% and matures on June 9, 2007.

     On May 30, 2003, we assumed responsibility for a $0.3 million promissory note between Ultravisual Medical Systems and the State of Wisconsin. The note is payable monthly at an interest rate of 4.0% and matures on December 1, 2007.

     On April 30, 2004, we entered into a loan and security agreement with a bank under which we can borrow up to $4.0 million subject to certain restrictions. Interest accrues at the prime rate plus 1.5% to 2.0%, depending on our net income. This line of credit was amended July 31, 2004 and expires April 30, 2006 at which time all advances will be due and payable. As of December 31, 2004 we had no outstanding balance under this line of credit.

     On June 25, 2004, we issued $4.0 million of promissory notes to various purchasers under one subordinated debt agreement. The subordinated debt agreement requires us to maintain a minimum tangible net worth of at least the amount required by the loan and security agreement, as amended, referred to in the preceding paragraph, which minimum amount is $(5,500,000) as of December 31, 2004. The subordinated debt agreement also includes a cross-default provision under which a default under the loan and security agreement referred to in the preceding paragraph that is unremedied for five days will result in a default under the subordinated debt agreement. In addition, we are required to redeem the notes beginning July 25, 2005, at which time we must begin payment of eight quarterly installments of principal of $0.3 million. The notes expire June 25, 2007 at which time all outstanding principal and accrued interest will be immediately due and payable. Interest accrues at 8.25% through June 25, 2006 and at 10% from that date until June 25, 2007. In connection with the notes, we issued warrants to purchase 127,589 shares of common stock at an exercise price of $4.70 per share. On February 18, 2005, we used a portion of the proceeds from our initial public offering to repay this subordinated debt. The accelerated repayment of the notes initially will have a negative impact on our results of operations because we plan to fully recognize the remaining value of the warrant discount associated with the debt at the time of repayment. However, future operations ultimately will benefit due to the elimination of interest expense associated with the debt. We expect to save approximately $0.7 million in interest expense as a result of the accelerated repayment.

     On February 14, 2005, we completed our initial public offering. We sold 5.0 million shares of our common stock at a price of $13.00 per share. On February 18, 2005, our underwriters exercised the over-allotment option to purchase 750,000 additional shares of our common stock at $13.00 per share. Total proceeds from the initial public offering (net of underwriting discount and estimated offering expenses) were approximately $67.5 million. We used a portion of these proceeds to repay the $4.0 million of promissory notes discussed in the preceding paragraph.

     We believe our existing cash, cash provided by operating activities and proceeds from our initial public offering will be sufficient to meet our working capital and capital expenditure needs during the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products and services and enhancements to existing products and services, and the continuing market acceptance of our solution. To the extent that the initial public offering funds, together with existing cash and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Commitments

     The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2004.

	Payments Due by Period
		Less Than			More Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Long-term debt	$9,950	$3,411	$6,539	$—	$—
Capital lease obligations	1,745	788	957	—	—
Operating leases	3,269	683	1,211	1,218	157

Total contractual cash obligations	$14,964	$4,882	$8,707	$1,218	$157

     Contractual obligations outstanding at December 31, 2004 related to the $4.0 million of subordinated debt subsequently repaid with a portion of the proceeds from our initial public offering are included in the table above as follows: $0.9 million included in “Less Than 1 Year” and $3.1 million included in “1-3 Years”.

Off-Balance Sheet Arrangements

     Except for operating leases entered into for ordinary business purposes, we do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which we had elected to follow. SFAS 123(R) is effective at the beginning of the fiscal third quarter of 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that we have followed for disclosure purposes. For periods before the required effective date, we may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have decided not to restate prior periods. Based on stock options granted through December 31, 2004, we estimate that we will record additional costs for each of the third and fourth quarters of 2005.

RISK FACTORS

Our industry includes many large companies that have significantly greater resources and other competitive advantages, and we may not be able to compete successfully against these competitors.

     We compete with large, well-capitalized, multinational corporations such as GE Healthcare, Siemens Medical Solutions and Philips Medical Systems. These competitors have significantly greater brand recognition and more established distribution networks and relationships with health care providers. As our market grows, it may attract other competitors with substantial resources, such as large information technology, or IT, integration companies. Because of their greater resources, many of our existing or potential competitors can respond more quickly to new or emerging technologies or product lines and changes in customer requirements. These companies may also be able to invest more resources in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation, and they can also finance capital equipment sales for their customers. In addition, some of our competitors bundle their image management software products with their sales of digital imaging devices at little or no extra cost. This practice may limit our opportunity to compete for customers who are also purchasing these devices. Our ability to market and sell our solution successfully to prospective customers depends, in part, on persuading these customers to separate the purchase of digital imaging devices from the selection and purchase of related software and services. Because we do not and for the foreseeable future will not have the financial resources, technical expertise, marketing, distribution and support capabilities of our competitors, we may not be able to compete successfully against our current and future competitors.

We have incurred substantial operating losses in the past and may not be profitable in the future.

     We have incurred substantial operating losses in each fiscal year since our inception in December 1998, and we may continue to incur substantial operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $46.4 million at December 31, 2004. You should not consider our recent growth in quarterly revenue or contracted backlog as necessarily indicative of our future performance. In addition, we expect our sales, marketing, research and development and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses or if our operating expenses exceed our expectations, we may not be profitable and may incur substantial additional operating losses. Our ability to achieve and maintain annual profitability will depend on, among other things, our ability to market successfully our solution, create new product offerings, respond to competitive developments and attract and retain qualified sales, technical and management employees. Even if we are able to achieve profitability, we may not be able to maintain profitable operations on an annual basis.

Our operating results may fluctuate, which makes quarterly results difficult to predict and could cause our stock price to decline or exhibit volatility.

     Our operating results may fluctuate as a result of many factors which are outside our control. Comparing our operating results on a quarter-to-quarter basis may not be meaningful, and you should not rely on our past results as an indication of future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	Long Sales Cycle: Many of our customers are large organizations with lengthy and unpredictable purchasing processes. Because our solution is a major capital expenditure involving a multi-year commitment, it can take a significant period of time to close a sale. We typically have to educate our prospective customers on the benefits of our solution and obtain approval from senior management. Consolidation in the health care industry may also delay or extend the sales cycle for affected customers. As a result, our solution has a typical sales cycle, from the initial contact to the placing of an order, of six to nine months, and sometimes much longer. This long and unpredictable sales cycle may contribute to substantial fluctuations in our quarterly operating results.

•	Timing of Revenue: A significant portion of our revenue each quarter comes from sales made in prior periods, as we implement our solution and perform services under multi-year maintenance and support agreements with our customers. As a result, a decline in sales, client renewals, or market acceptance of our products in a particular quarter will not necessarily be reflected in revenue in that quarter and may adversely affect our revenue and profitability in future quarters. Moreover, a majority of our customers now purchase perpetual licenses from us. Unlike term licenses, where license revenue and certain implementation fees are recognized over the life of an initial term typically ranging from two to seven years, with perpetual licenses the full software license fee and associated implementation fees are recognized as revenue in the month when all revenue recognition criteria are met. Because revenue recognition may not be achieved in the period expected, our revenue could fluctuate from quarter to quarter solely due to the timing of satisfying our revenue recognition criteria.

•	Implementation Delays: Once we enter into a customer contract, our recognition of revenue from that contract depends, to a significant extent, on the timing of our implementation of the project. Customer implementation schedules may be delayed for reasons beyond our control, such as customer scheduling changes, delays in acceptance testing by customers, unusual integration issues or delays in obtaining equipment from third-party vendors. Delays in the implementation of a particular project may require us to delay the recognition of anticipated revenue from one quarter to another and may contribute to substantial fluctuations in our quarterly operating results.

     Our quarterly results also may fluctuate due to other factors, such as the timing of new product introductions and product enhancements by us or our competitors and changes in the mix of our software and third-party components, which have significantly lower gross margins, included in the systems we sell. If our revenue varies significantly from quarter to quarter, we may have difficulty managing our business, and our quarterly results could fall below expectations of investors and stock market analysts which could cause our stock price to decline or exhibit volatility.

Our failure to manage growth effectively may strain our management, personnel and other resources, which could impair our ability to meet customer requirements.

     We have grown very rapidly and must continue to add customers and employees to be successful. Our business could suffer if we fail to manage effectively our growth. From December 31, 2003 to December 31, 2004, our contracted backlog grew from $82.7 million to $118.2 million and the number of our employees increased from 146 to 199. While it is unlikely that we can continue to grow at this rate, continued growth may significantly strain our management, personnel and other resources. Simultaneously undertaking numerous projects with large multi-site health care providers could also strain our existing resources and cause our implementation and customer service to suffer. This could cause us to fail to satisfy material performance requirements under our contracts which could, under certain circumstances, permit customers to terminate their contracts with us and would adversely affect our reputation. In addition, we may use a portion of the proceeds of this offering to expand our product offerings, which may further strain our management, financial and other resources.

We depend on highly specialized personnel, and the loss or failure to identify, hire, motivate and retain additional highly specialized personnel could adversely affect our ability to grow our business.

     Our future success and the execution of our growth strategy depend on our continuing ability to identify, hire, develop, motivate and retain highly specialized personnel for technical and sales positions within our organization. For example, when hiring an advanced visualization software engineer, we generally seek individuals with advanced post-graduate degrees in specialized fields. We also must identify experienced candidates for sales positions who can effectively communicate the cost, clinical and information technology benefits of our products to multiple constituents at our target customers. Our competitors, employers in other industries, academic institutions and governmental entities and organizations also often seek persons with similar qualifications. As a result, we may not be able to identify and hire the personnel we need in a timely manner.

     In addition, to hire, motivate and retain these personnel, we believe we must provide them with a competitive compensation package, which may include stock-based incentives, such as restricted stock or stock options. Increases in shares available for issuance under our stock incentive plans generally will require stockholder approval, and our stockholders may not approve future increases. Recent changes in the accounting for stock options may cause us to issue fewer stock options and rely more on restricted stock grants instead, which may be less attractive to potential employees. If this occurs, we may find it more difficult to hire, motivate and retain highly specialized personnel, which could have a material adverse effect on our ability to grow our business.

We are dependent on our senior executive management, and the loss of any member of senior executive management may prevent us from managing and growing our businesses effectively.

     Our success depends largely on the continued service of our senior executive management, especially Mr. Jett, our Chief Executive Officer, Mr. Silva-Craig, our President and Chief Operating Officer, Mr. Gehring, our Chief Technology Officer, Mr. Pittman, our Chief Financial Officer, and Mr. Gartman, our Senior Vice President. We have entered into executive employment agreements with these key members of senior executive management. The terms of these employment agreements are two years for Mr. Jett, 18 months for Mr. Silva-Craig and one year for the other senior executives and renew automatically on a day-by-day basis thereafter unless we or the officer gives notice to stop the automatic renewal. The loss of any of our senior executive officers could have an adverse impact on our ability to manage and grow our business effectively. We cannot assure you that in such an event we would be able to replace any member of senior executive management in a timely manner, or at all, on acceptable terms.

The loss of Ascension Health or future major customers could materially and adversely affect our results of operations and financial condition because portions of our future revenues are tied to continuing relationships with significant customers.

     We have historically depended on a small number of customers for a substantial portion of our sales, and we are dependent on Ascension Health for a large portion of the revenue to come from our contracted backlog. Contracted future revenue from Ascension Health was approximately $41.5 million, or 35.1%, of our contracted backlog at December 31, 2004. In addition, our future revenue and growth significantly depend on our ability to sell add-on functionality and new products to existing multi-facility customers such as Ascension Health. As a result, the loss of Ascension Health or any other future major customers or their failure to renew maintenance and support agreements with us could have a material adverse effect on our revenue and operating results.

Our products are complex and are operated in a wide variety of network configurations, which could result in errors or product failures.

     Because our software is complex, undetected errors, failures or bugs may occur when we first introduce our products or when we release new versions. As we develop product enhancements and extensions, the complexity of our software may increase. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, any of which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. In the past, we have encountered failures in certain of our product offerings after their installation, and we have been required to expend significant resources to repair the problem and sustain the customer relationship. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases until after general release. The occurrence or existence of such errors, failures or bugs in our products could result in negative publicity, contract cancellations, loss of or delay in market acceptance or claims by customers or others. In addition, if an actual or perceived breach of network security occurs in one of our customers’ medical image storage systems, regardless of whether the breach is attributable to our solution, the market perception of our products and services could be harmed.

Changes in our third-party reselling arrangements may affect our revenues and our ability to deliver a complete solution which may adversely impact our revenue and cause customer dissatisfaction.

     We resell third-party components from numerous companies, including IBM Corporation, EMC Corporation and Eastman Kodak Company, as part of our solution. As the cost of third-party hardware components continues to decline, our revenue from third-party component sales and installation and, consequently, our overall revenue per individual sale may also decline. If we cease selling third-party hardware components as part of our solution or if the vendors of these products, some of whom are also competitors, curtail or delay our ability to resell them as part of our solution, we may be limited in our ability to provide our customers with a complete solution, and our revenue, profit and reputation may decline. Our implementation capabilities and performance also may be adversely affected if our customers are required to obtain the necessary third-party components on their own.

We may not be able to respond to changes in our industry, competitive technologies, changes in customer requirements or evolving industry standards, which would result in reduced revenue and profit margins.

     Because our industry is subject to rapid technological change, we must constantly monitor changes in industry standards, customer requirements and other matters. If we fail to anticipate and respond adequately to these changes in a timely manner, our business and operating results could suffer a material adverse effect. Although we currently support emerging industry standards, we cannot assure you that we will be able to conform to future evolving standards in a timely fashion, or that such conformity, if achieved, will benefit our competitive position in the market. In anticipation of new product introductions by us or our competitors, customers could refrain from purchasing our existing products. New products could render certain of our existing products obsolete, or we may fail to develop product enhancements or new products that are accepted by our customers. Furthermore, as the market for our solution matures, we may be subject to pricing pressures, and our revenues and profits may decline. Any of these events could delay or prevent our customers from acquiring our solution or require us to reduce the price of our solution, either of which could lead to a decrease in revenue and profit margins.

Acquisitions could result in integration difficulties, dilution or other adverse financial consequences.

     We may acquire other businesses that we believe are complementary to our business. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to integrate the acquired operations successfully with our business or we may not achieve the anticipated benefits from the acquired business. If we are unable to integrate any new business successfully, we could be required either to dispose of the acquired operation or to undertake changes to the acquired operations in an effort to integrate them with our business. In either event, our business operations and financial condition could suffer a material adverse effect. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Acquisition financing, if needed, may not be available on favorable terms.

Our customers depend on third-party reimbursement. A reduction or other change in third-party reimbursements to our customers could negatively affect our business by reducing the demand for our products or adversely impacting our pricing.

     We sell our products to hospitals, clinics, imaging centers and other health care providers which typically bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs. Third-party payors increasingly challenge the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. We cannot predict what changes third-party payors will make to their reimbursement methods. Third-party payors can indirectly affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursement that they will provide for generating, storing and interpreting medical images. A decline in reimbursements for radiological procedures, for instance, may decrease the amount which physicians, clinics and hospitals are able to recover for such services and may reduce the number and complexity of medical images. A reduction in the use or reimbursement of digital medical images may lead to our customers decreasing their capital investment budgets, which could significantly reduce the demand for our products.

If we fail to obtain or maintain necessary FDA clearances for our products, if such clearances are delayed, or if our products are subject to FDA recall, we will be unable to distribute and market some of our products.

     Our advanced visualization software products are subject to FDA regulation of medical devices. Medical devices are a highly regulated class of products. The FDA regulates the development, testing, manufacturing, labeling, promotion and record-keeping procedures for medical devices, including imaging software and systems. The process of obtaining FDA marketing clearance for new products and new applications for existing products can be time consuming and expensive. The FDA has granted us marketing clearance, pursuant to the 510(k) pre-market notification process, for our currently marketed uses of UltraVisual. Before we can market other clinical uses of UltraVisual, generally we must seek 510(k) clearance for the additional clinical uses. We cannot assure you either that the FDA will grant clearance for future uses of UltraVisual, that such clearance will be broad enough to allow all the requested new uses, that such clearance will not be delayed, or that once clearance is obtained, it will not be necessary for us or the FDA to recall one or more of our products. Also, the FDA may not grant clearance with respect to our future products or enhancements, or future FDA reviews may involve delays that could adversely affect our ability to market such future products or enhancements. Moreover, our future products or enhancements may be subject to the FDA’s more lengthy and expensive pre-market approval process if we are unable to demonstrate that such products and enhancements meet the FDA’s requirements regarding similarity to pre-existing approved devices.

     Furthermore, it is possible that even if we receive required regulatory clearances and approvals from the FDA to market a given product, these clearances and approvals may include limitations on the indicated uses of the product. Also, the FDA can withdraw product clearances and approvals due to failure to comply with regulatory standards, quality system manufacturing regulations, unapproved manufacturing changes, or if unforeseen problems arise after initial approval. The FDA could also limit or prevent our distribution of products. We might conduct a voluntary recall or the FDA could recall such products if it deems them defective, a health risk, or in violation of FDA regulations. These regulations depend heavily on administrative interpretation, and any such future interpretations could adversely affect us. The FDA may also inspect us and our facilities from time to time, or the facilities of our suppliers, to determine whether we are in compliance with quality system regulations and current good manufacturing practices. If the FDA determines that we are not in compliance with such regulations, it could require us to correct these deficiencies or could suspend the manufacture and sale of the products. The agency could also impose civil penalties, including fines, recall or seize products and, in extreme cases, impose criminal sanctions.

If we fail to comply with other potentially applicable health care regulations, we could face substantial penalties, and our business, operations, and financial condition could be adversely impacted.

     We do not deliver health care services directly to patients, control health care referrals, or submit claims to or otherwise bill Medicare, Medicaid, or any other third-party payors. However, we have engaged certain physicians to serve as consultants on our behalf, entered into service agreements and license agreements with health care entities, and had certain of our products evaluated at health care facilities, and some of our health care customers hold warrants to purchase our stock. Because of the breadth of many health care laws and regulations, and their potential impact on our customers, we cannot assure you that such laws and regulations will not apply to our business, either directly or indirectly. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include the following:

•	The Federal Anti-Kickback Statute prohibits the exchange of anything of value with the intent to encourage utilization of services payable under a federal health care program. Courts have construed this statute as being implicated even when only one of the purposes of one of the parties is to encourage patient referrals or other federal health care business, even if legitimate purposes also exist for the arrangement.

•	The Federal Ethics in Patient Referrals Act, known as Stark Law, prohibits (absent an applicable Stark exception) referrals for designated health services reimbursable under Medicare or Medicaid by a physician to an entity with which the physician, or an immediate family member, has a financial relationship.

•	The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, has increased the scope of federal fraud-and-abuse laws by applying them to prohibit fraudulent conduct in connection with any health care benefit program, not only federal health care programs. Although we are not a covered entity that is directly subject to liability under the HIPAA privacy and security standards, we could be impacted by such regulations through contractual relations with those of our customer base who are covered entities.

•	State law equivalents of each of the above federal laws, such as anti-kickback, self-referral, and false claims laws, may apply to items or services reimbursed by any third-party payor (including commercial insurers). State laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA (thus complicating compliance efforts) and some of which may apply to us directly, may also affect our operations.

     If our operations are found to violate any of these laws or other governmental regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Any such occurrences could adversely affect our ability to operate our business and our financial results. Determining such risk is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts, and many of the provisions of such laws and regulations are open to a wide range of interpretations. Any action against us for violating such laws or regulations, even if we successfully defend such an action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, compliance with applicable federal and state privacy, security, and electronic transaction laws may require us to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly and time consuming. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

We may not be able to raise additional capital on acceptable terms to fund our operations, develop product enhancements or fund acquisitions, which could adversely affect our growth prospects.

     We expect our cash resources to be sufficient to meet our working capital and capital expenditure needs for the next twelve months. We may need to raise additional funds, however, through public or private financings, strategic relationships or other arrangements in order to:

•	develop new technologies;

•	enhance existing product lines, such as expanding the UltraVisual product line to apply to additional clinical specialties;

•	fund additional sales and marketing programs;

•	invest in or acquire complementary businesses, product lines or technologies; or

•	hire additional personnel, particularly to expand sales, marketing, research and development.

     If it becomes necessary to raise additional funds, our ability to operate our business could be adversely affected if we are unable to identify additional sources of capital to fund these activities on acceptable terms.

If the market for digital medical imaging products and services does not develop as we expect, our business strategy may be ineffective, and we may not be able to grow our business.

     We operate in a developing industry where customer acceptance and market demand is still evolving. The digital medical imaging solutions market is still developing due to:

•	the availability of high performance computers and storage systems at reduced prices;

•	the continuing development of industry standards for the generation, transmission and storage of medical imaging data;

•	changing dynamics in the health care industry, including consolidation and third-party reimbursement, which are driving increased automation across multiple sites; and

•	changing medical practices, including demand for more and better medical imaging.

     We cannot assure you that this market will continue to develop in the manner we anticipate, that the market will provide growth opportunities for us or that our business strategies will be successful. If the market for digital medical imaging products and services fails to develop as we expect, our business, results of operations and financial condition are likely to be materially and adversely affected.

Product liability claims may require us to pay damages, reduce the demand for our products, and harm our reputation.

     Our business exposes us to a risk of product liability claims and other adverse effects of product failures. We provide products that, among other things, assist in clinical decision-making, provide access to patient medical image information and assist in creating patient treatment plans. Although no one has brought a claim against us to date alleging that they suffered damages due to a defect or other failure of any of our products, our customers or their patients may assert claims against us in the future if our software fails to provide accurate and timely information. A product liability claim can cause us to incur significant legal defense costs and adverse publicity regardless of the claim’s merit or eventual outcome. If we are required to pay damages that exceed our insurance coverage to one or more plaintiffs, such payments could significantly harm our financial condition. A product liability claim also could harm our reputation and lead to a decline in revenue. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. Despite this precaution, such contract provisions may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not be sufficient to cover one or more large claims against us or otherwise continue to be available on terms acceptable to us. In addition, the insurer could disclaim coverage as to any future claim.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas to compete more effectively with us.

     We rely on a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. In addition, we have filed patent applications to protect certain aspects of our software technology. However, to date, none of our patent applications have resulted in the issuance of a patent, and we cannot assure you that these patent applications will result in patents being issued in the U.S., Europe or Japan, or that such patents will be issued in a form that will be advantageous to us. Even if we obtain such patents, they may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Additionally, because we use or include open source software, which is not proprietary, in the components of some of our products, our competitors may freely use such open source software, and in certain circumstances may freely use such components. This could harm our competitive position, decrease our market share or otherwise harm our business.

     The prosecution and enforcement of copyrights and patents relating to components licensed or sold to us by third parties is not within our control, and without these components, we may be unable to provide our solution or maintain our technological advantage. If the third-party suppliers of components used by us fail to protect their patents or copyrights or if these components are found to infringe on the rights of another party, the functionality of our products could suffer, and our ability to bring new and existing products to market could be delayed or even prohibited.

Our operating results could suffer if we become subject to a protracted infringement claim or litigation or a significant damage award.

     Substantial intellectual property litigation and threats of litigation exist in our industry. We expect that digital image visualization software, image management software and open source software products may become increasingly subject to third-party infringement or other claims as the number of competitors grows and the functionality of products increases. Any claims, with or without merit, could have the following negative consequences:

•	costly litigation and damage awards;

•	diversion of management attention and resources;

•	product sales and distribution delays or suspensions, either temporary or permanent; and

•	the need to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

     A successful infringement or other claim against us could result in a substantial damage award and materially harm our financial condition. Our failure or inability to license the infringed or similar technology could prevent us from selling our products and adversely affect our business and financial results.

Our directors, management and principal stockholders will exercise significant control over our company and could delay or prevent a change of control.

     Our directors, executive officers, principal stockholders and their affiliates collectively control approximately 24.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that is otherwise favored by the holders of a majority of the shares not held by our directors, executive officers, principal stockholders and their affiliates. In addition, this concentration of ownership might adversely affect the market price of our common stock.

Our directors may not be held personally liable for certain actions, which could discourage stockholder suits against them.

     As permitted by Delaware law, our amended and restated certificate of incorporation provides that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, with limited exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, we provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law and have entered into indemnification agreements with our directors and officers.

Delaware law and certain anti-takeover provisions of our corporate documents could delay or prevent a third party from acquiring us or a change in control even if it would benefit our stockholders.

     Our amended and restated certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control that is not first approved by our board of directors. This could occur even if our stockholders receive an attractive offer for their shares or if a substantial number or even a majority of our stockholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain approval from our board of directors prior to pursuing a transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control include the following:

•	our board of directors may issue 200,000 shares of blank check preferred stock without stockholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquiror;

•	our board of directors is comprised of classes of directors with staggered, three-year terms so that only a portion of our directors is subject to election at each annual meeting;

•	our board of directors can amend our bylaws without stockholder approval;

•	stockholders cannot call special meetings of stockholders;

•	stockholders cannot act by written consent;

•	stockholders must give advance notice to nominate directors for election or to submit proposals at stockholder meetings;

•	we may be obligated to make payments under executive employment agreements in the event of a change in control; and

•	some Delaware statutes restrict or prohibit certain transactions with affiliated or interested parties and permit the adoption of “poison pills” without stockholder approval.

     These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline. In addition, these provisions may also entrench our management by preventing or frustrating any attempt by our stockholders to replace or remove our current management.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our debt instruments do not expose us to material market risks relating to changes in interest rates. Some of the proceeds of our initial public offering have been invested in short-term, interest-bearing, investment grade securities pending their application. The value of these securities will be subject to interest rate risk and could fall in value if interest rates rise.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears beginning on page F-1 of this report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     An evaluation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), was carried out by our management, with the participation of our chief executive and chief financial officers, as of the end of the period covered by this Annual Report on Form 10-K. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

     Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Controls.

     There were no changes in the our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

     Our executive officers and directors, and their ages as of December 31, 2004, are as follows:

Name	Age	Position(s)
Charles A. Jett, Jr.	45	Chief Executive Officer and Chairman of the Board
Milton G. Silva-Craig	37	President and Chief Operating Officer
W. Randall Pittman	51	Chief Financial Officer and Treasurer
Noel D. Gartman	41	Senior Vice President
Mark A. Gehring	40	Chief Technology Officer
Craig A. Parker	40	General Counsel and Secretary
Arthur P. Beattie	50	Director
Roddy J.H. Clark	58	Director
Fred C. Goad, Jr.	64	Director
Chris H. Horgen	58	Director
Mylle H. Mangum	56	Director
John W. Thompson	61	Director
Hugh H. Williamson, III	62	Director

     Charles A. Jett, Jr. has served as our Chairman of the Board and Chief Executive Officer since January 2000. From 1997 through 1999, Mr. Jett was Vice President and general manager of Walker Interactive Systems, Inc. (now Elevon, Inc.), a provider of enterprise financial and management software. He joined Walker Interactive upon its acquisition of Revere, Inc., a software company, where Mr. Jett’s position prior to the acquisition was Chairman, President and Chief Executive Officer. Mr. Jett joined Revere, Inc. in 1988 as Vice President of Sales; he was promoted to President in 1991 and assumed the Chairman and CEO positions in 1994. Prior to his tenure at Revere, Mr. Jett was national sales manager of Shoptrac Data Collection Systems, Inc. Mr. Jett is a director of several non-profit entities.

     Milton G. Silva-Craig has served as our Chief Operating Officer since March 2001 and as our President since June 2004. Mr. Silva-Craig was employed by GE Medical Systems (now GE Healthcare), a division of General Electric Company, from 1993 until 2001. At GE Medical Systems, he served in several positions, including General Manager of ASP Services and eCommerce. Mr. Silva-Craig earned a Bachelor of Arts degree, a Masters of Business Administration and a Juris Doctorate from the University of Wisconsin.

     W. Randall Pittman has served as our Chief Financial Officer and Treasurer since November 2002. From 2000 to 2002 he was Chief Financial Officer of BioCryst Pharmaceuticals, Inc., a biotechnology company. From 1998 to 1999 he was Chief Financial Officer of ScandiPharm, Inc., a pharmaceutical company. He previously served as Sr. Vice President of MedPartners, Inc. (now Caremark Rx, Inc.), a pharmacy benefit management company, and Executive Vice President and Controller of AmSouth Bancorporation. Mr. Pittman earned a Bachelor of Science degree from Auburn University and has been a Certified Public Accountant since 1978. Mr. Pittman is a director of the Regions Morgan Keegan Select Funds, the RMK High Income Fund, Inc., the RMK Advantage Income Fund, Inc. and the RMK Strategic Income Fund, Inc.

     Noel D. Gartman has served as our Senior Vice President since joining us in March 2000. Previously, he served as Vice President of Marketing for the Health Care Group of Computer Sciences Corporation, a systems integration company, from 1999 to 2000. He previously served as Vice President of Marketing of the health care division of Nichols Research Corporation, a provider of health care information technology and services, from 1996 to 1999. Mr. Gartman earned a Bachelor of Arts degree in French and Business from the University of North Alabama and a Masters in International Business Studies from the University of South Carolina.

     Mark A. Gehring has served as our Chief Technology Officer since May 2003 following our merger with Ultravisual Medical Systems Corporation. From the date of our merger until June 2004, he also served as a member of our board of directors. Mr. Gehring was the co-founder of Ultravisual and served as its Chairman and Chief Executive Officer from its founding in 2000 through its merger with us in 2003. Prior to founding Ultravisual,

Mr. Gehring co-founded Geometrics Corporation in 1992 to develop and commercialize 3D radiation treatment planning software that he created. ADAC Laboratories (now part of Philips Medical Systems) acquired Geometrics in 1996, and Mr. Gehring served as ADAC’s Vice President of Engineering from 1996 until 2000. The Pinnacle(3) system developed by Geometrics is currently owned and marketed by Philips Medical Systems and remains a leading 3D radiation treatment planning software offering. Mr. Gehring earned a Bachelor of Science degree in Biomedical Engineering from Marquette University.

     Craig A. Parker has served as our General Counsel since June 2004 and Secretary since July 2004. From 2000 to 2004, he was Chief Financial Officer and General Counsel for Entegreat, Inc., a provider of manufacturing consulting and systems integration services. Prior to joining Entegreat, Mr. Parker was engaged in the private practice of law including, from 1999 to 2000, with Balch & Bingham, LLP, and previously with Fried, Frank, Harris, Shriver & Jacobson LLP in London and New York. Mr. Parker received a Bachelor of Science degree from the University of North Carolina at Chapel Hill and a Juris Doctorate from the University of Alabama.

     Arthur P. Beattie has served on our board of directors since August 2004. Mr. Beattie has served as Executive Vice President, Chief Financial Officer and Treasurer of Alabama Power Company, a subsidiary of Southern Company, since February 1, 2005. Mr. Beattie previously served as Vice President and Comptroller of Alabama Power Company since 1997. Mr. Beattie is a director of several non-profit entities.

     Roddy J.H. Clark has served on our board of directors since June 2000. Mr. Clark has been a managing partner of Redmont Venture Partners, Inc., a private equity firm concentrating in technology markets, since 1998. Mr. Clark is a director of several private companies.

     Fred C. Goad, Jr. has served on our board of directors since June 2004. Mr. Goad is a partner in Voyent Partners LLC, a private equity firm that he co-founded in August 2001. Mr. Goad served as Co-Chief Executive Officer of the transaction services division of Healtheon/WebMD Corporation (now WebMD, Inc.) from 1999 to 2001. He previously served as Co-Chief Executive Officer and Chairman of ENVOY Corporation, a provider of electronic transaction processing services for the health care industry, which was acquired by WebMD in 1999. Mr. Goad is a director of Performance Food Group Company, Luminex Corp. and several private companies.

     Chris H. Horgen has served on our board of directors since June 2000. Mr. Horgen has been the Senior Managing Director for Southeastern Technology Venture Fund, a private equity firm, since 1999. From 1986 to 1999, Mr. Horgen served as Chairman of the Board of Directors and Chief Executive Officer of Nichols Research Corporation, a publicly traded information technology company. Mr. Horgen is a director of several private companies.

     Mylle H. Mangum has served on our board of directors since June 2004. Ms. Mangum has served as Chief Executive Officer of International Banking Technologies, a retail bank design and consulting firm, since October 2003. She was Chief Executive Officer of True Marketing Services LLC, a marketing services company, from June 2002 through October 2003. She was Chief Executive Officer of MMS Incentives, LLC, a private equity company concentrating on high-tech marketing solutions, from 1999 to 2002. She previously served as Senior Vice President of Carlson Wagonlit Travel Holdings, Inc. and Executive Vice President of Holiday Inn Worldwide. Ms. Mangum is a director of Barnes Group Inc., Haverty Furniture Companies, Inc., Payless ShoeSource, Inc., Respironics, Inc. and Scientific-Atlanta, Inc.

     John W. Thompson has served on our board of directors since May 2003. Mr. Thompson has served as President of Thompson Investment Management, LLC, a mutual fund investment advisor, since January 2004. Previously, he served as President of Thompson Plumb & Associates, LLC, a mutual fund investment advisor, from 1984 to January 2004 and as its Treasurer from 1993 to January 2004.

     Hugh H. Williamson, III has served on our board of directors since January 2000. Mr. Williamson has served as Chief Executive Officer of Cherry Creek Capital Partners, LLC, a private equity firm, since 1999. He has also served as a principal of Humanade, LLC, a technology private equity firm, since 1995. Since 1992, he has also served as Chief Executive Officer of Schutte & Koerting, Inc. (formerly Ketema, Inc.), a privately-held industrial manufacturer of advanced materials, components and equipment, and is currently its sole shareholder and director. Mr. Williamson is a director of several private companies.

Board of Directors

     Our board of directors is currently comprised of eight directors. Our bylaws provide that the number of directors shall be as determined by our board. Our board of directors is divided into three classes of directors, each serving staggered three-year terms as follows:

•	Class I consisting of Roddy J.H. Clark and John W. Thompson, whose initial term expires at the annual meeting of stockholders to be held in 2006;

•	Class II consisting of Chris H. Horgen, Mylle H. Mangum and Hugh H. Williamson, III, whose initial term expires at the annual meeting of stockholders to be held in 2007; and

•	Class III consisting of Charles A. Jett, Jr., Arthur P. Beattie and Fred C. Goad, Jr., whose initial term expires at the annual meeting of stockholders to be held in 2008.

     Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which such term expires. Each director’s term is subject to the election and qualification of his successor, or his earlier death, resignation or removal. The authorized number of directors may be changed by resolution duly adopted by at least a majority of our entire board of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Stockholders Agreement

     Some of our current directors were elected or appointed pursuant to a stockholders agreement, as amended and restated, that we entered into with certain holders of our common stock and holders of our preferred stock and related provisions of our certificate of incorporation prior to our initial public offering. The holders of a majority of our Series B convertible preferred stock and Series B-1 convertible preferred stock, collectively, designated Chris H. Horgen for election to our board of directors. The holders of a majority of our Series C convertible preferred stock elected Fred C. Goad, Jr. and Hugh H. Williamson to our board of directors. The holders of a majority of our Series D convertible preferred stock designated John W. Thompson for election to our board of directors. Each party to the stockholders agreement also agreed to vote their capital stock to elect Charles A. Jett, Jr. to the board of directors while he remains employed by us. Following the initial public offering, the stockholders agreement and all rights to designate directors terminated, and none of our stockholders have any special rights regarding the election or designation of board members.

Committees of the Board of Directors

     Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The members of each committee are appointed by the board of directors and serve one-year terms.

     Audit Committee. We have an audit committee consisting of Arthur P. Beattie (Chairman), Fred C. Goad, Jr. and John W. Thompson. The purpose of the audit committee is to prepare an audit committee report to be included in our annual proxy statement and to assist our board of directors in fulfilling its general oversight responsibility relating to:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements; and

•	the independent auditor’s qualification and independence.

     The audit committee has direct responsibility for the appointment, compensation, retention and oversight of the work of our independent auditors. The audit committee must pre-approve all audit and non-audit services provided by the independent auditors. The audit committee is also responsible for establishing procedures for the receipt and treatment of accounting and auditing complaints and employees’ confidential submissions of questionable accounting and auditing matters. In addition, the audit committee must approve any related-party transaction entered into by us. Each member of the audit committee satisfies the requirements for membership established by the Nasdaq National Market and the SEC. Mr. Beattie is a “financial expert” within the definition of that term under the regulations of the Securities Act.

     Compensation Committee. We have a compensation committee consisting of Chris H. Horgen (Chairman), Fred C. Goad, Jr. and Hugh H. Williamson, III. The compensation committee reviews and makes recommendations to the board of directors regarding the compensation and benefits of our executive officers. The Chief Executive Officer cannot be present for board or compensation committee deliberations or voting regarding his compensation. The compensation committee also administers the issuance of stock options and other awards under our stock plans and establishes and reviews policies relating to the compensation and benefits of our employees and consultants. Each member of the compensation committee satisfies the requirements for membership established by the Nasdaq National Market.

     Nominating and Corporate Governance Committee. We have a nominating and corporate governance committee consisting of Mylle H. Mangum (Chairman), Roddy J.H. Clark and Hugh H. Williamson, III. The purpose of the nominating and corporate governance committee is to:

•	identify and nominate members of the board of directors;

•	develop and recommend to the board of directors a set of corporate governance principles; and

•	oversee the evaluation of the board of directors and management.

     Procedures for the consideration of director nominees recommended by stockholders are set forth in our amended and restated by-laws. Each member of the nominating and corporate governance committee satisfies the requirements for membership established by the Nasdaq National Market.

Director Compensation

     We compensate our outside directors for board service as follows:

•	an annual $10,000 retainer;

•	$500 per meeting attended;

•	$500 per committee meeting attended for committee chairs, and $250 per committee meeting attended for other committee members; and

•	options to purchase 2,000 shares of common stock to be granted annually pursuant to the terms of the Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan described below.

     We also reimburse our directors for travel and other out-of-pocket expenses incurred in connection with their service on the board and its committees.

Compensation Committee Interlocks and Insider Participation

     None of the directors who serve on the compensation committee has ever been employed by our company. No interlocking relationship exists between any member of our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock or other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish us copies of all Section 16(a) reports they file.

     Because we were not subject to the reporting obligations under Section 16(a) of the Exchange Act during fiscal 2004, no initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company were required to be filed in fiscal year 2004.

Code of Conduct and Ethics

     Our board of directors has adopted a code of conduct and code of ethics applicable to our chief executive officer, chief financial officer and senior financial officers, directors, officers and employees in accordance with applicable rules and regulations of the SEC and the Nasdaq National Market. Our code of conduct and code of ethics is available on our website at www.emageon.com.

ITEM 11: EXECUTIVE COMPENSATION

     The table below sets forth, for the years ended December 31, 2003 and 2004, the total annual compensation paid or accrued by us to our chief executive officer and each of our next four most highly compensated other executive officers who were serving as executive officers on December 31, 2004 and whose compensation exceeded $100,000 for 2004. We collectively refer to these executive officers as the “named executive officers.”

Summary Compensation Table

				Long-Term
				Compensation
				Awards
				Securities
		Annual		Underlying
		Compensation		Options/	All Other
Name and Principal Position	Year	Salary	Bonus	SARs	Compensation(1)
Charles A. Jett, Jr.	2004	$251,279	$75,000	63,030	$600
Chairman of the Board and	2003	221,322	95,326	48,484	600
Chief Executive Officer
Milton G. Silva-Craig	2004	216,034	48,827	37,818	307
President and Chief Operating Officer	2003	193,829	55,055	30,303	305
W. Randall Pittman	2004	185,328	36,630	15,757	865
Chief Financial	2003	175,000	50,500	—	865
Officer and Treasurer
Noel D. Gartman(2)	2004	175,927	153,161	57,121	390
Senior Vice President	2003	166,027	47,190	30,303	465
Mark A. Gehring(3)	2004	192,736	38,115	—	—
Chief Technology Officer	2003	112,291	45,055	—	—

(1)	Amounts shown in this column reflect life insurance premiums paid by us for the benefit of the named executive officers.

(2)	2004 Bonus amount for Mr. Gartman includes commission payments for sales activities.

(3)	Amounts of compensation paid by us to Mr. Gehring in 2003 include only amounts paid to him from May 31, 2003 to December 31, 2003, following our merger with Ultravisual Medical Systems Corporation where he was previously employed.

Options Grants in Last Fiscal Year

     The table below contains information concerning the grant of options to purchase shares of our common stock to the named executives during the year ended December 31, 2004. The percentage of total options granted to the named executives set forth below is based on an aggregate of 461,586 shares subject to options granted to our employees in 2004. The options were granted at or above fair market value as determined by the board of directors on the date of grant.

					Potential Realizable
	Individual Grants				Value at Assumed
	Number of	Percent of Total			Annual Rates of
	Securities	Options Granted			Stock Appreciation
	Underlying Options	to Employees in	Exercise	Expiration	for Option Term(1)
Name	Granted(#)	Fiscal Year	Price($/Sh)	Date	5%($)	10%($)
Charles A. Jett, Jr.	63,030	13.6%	$5.52	2/11/14	$986,774	$1,777,361
Milton G. Silva-Craig	37,818	8.2%	$5.52	2/11/14	592,065	1,066,417
W. Randall Pittman	15,757	3.4%	$5.52	2/11/14	246,686	444,326
Noel D. Gartman	57,121	12.4%	$5.52	2/11/14	894,265	1,610,735
Mark A. Gehring	—	—	—	—	—	—

(1)	The potential realizable value is calculated based on the term of the option at the time of grant. Assumed rates of stock price appreciation of 5% and 10% are prescribed by rules of the Securities and Exchange Commission and do not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming the price of $13.00 per share (the price to the public in our initial public offering) appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Fiscal Year-End Option Values

     The table below sets forth information for the named executives with respect to the value of their options outstanding as of December 31, 2004. None of the named executive officers exercised any stock options during the year ended December 31, 2004.

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options at
	Options at Fiscal Year End		Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Jett, Jr.	444,902	95,514	$4,139,317	$741,084
Milton G. Silva-Craig	174,848	58,121	1,552,027	451,394
W. Randall Pittman	96,000	65,211	796,797	528,334
Noel D. Gartman	93,332	77,424	889,971	595,780
Mark A. Gehring	—	—	—	—

(1)	There was no public trading market for our common stock as of December 31, 2004. Accordingly, as permitted by the rules of the Securities and Exchange Commission, we have calculated the value of unexercised in-the-money options at fiscal year-end using $13.00 per share, which was the price of our common stock to the public in our initial public offering.

Employment Agreements and Change in Control Arrangements

     Mr. Jett, our chief executive officer, and each of our four other named executive officers, serve pursuant to the terms of employment agreements. The term of each employment agreement is two years for Mr. Jett, 18 months for Mr. Silva-Craig and one year for each other named executive officer, and such term extends every day for an additional day unless we or the officer gives notice to stop the automatic renewal.

     Pursuant to the terms of the agreements, each of the named executive officers is entitled to a base annual salary, which may be increased by the compensation committee from time to time, and is eligible for an annual cash bonus based on criteria to be determined from time to time by the compensation committee. For 2004, the committee established bonus targets for each executive. These targets were based on a percentage of base salary that could be earned if our revenue and earnings before interest, taxes, depreciation and amortization reached targeted ranges. As set forth in their respective employment agreements, the annual base salaries are as follows: Mr. Jett — $250,000; Mr. Silva-Craig — $215,000; Mr. Pittman — $185,000; Mr. Gartman — $185,000; and Mr. Gehring — $192,500. In addition, each of our named executive officers is entitled to participate in all employee benefit plans, programs and policies, including health, life, disability, dental and retirement plans that cover our executive officers from time to time.

     If we terminate the employment of a named executive officer without cause or if the named executive officer terminates for good reason, each as defined in the agreement, the named executive officer is entitled to a lump sum payment equal to his monthly base salary and one-twelfth of his target annual bonus, multiplied by the number of months in the severance period, which will equal the greater of twelve or the number of months remaining under the term of his agreement. Upon termination without cause or termination by the named executive officer for good reason, we will also continue during the severance period the named executive officer’s coverage under our group health and dental plans, including any executive medical plan, and under our group life insurance plan. Also, with respect to Messrs. Jett and Pittman, all of their outstanding stock options or other equity awards will become fully vested as of the termination date if the termination is without cause or if the executive terminates for good reason.

     Each employment agreement for the named executive officers provides that the executive officer will be entitled to a tax gross-up payment from us to cover any excise tax liability he may incur as a result of payment or benefits from us in connection with a change in control.

     If a change in control occurs, Mr. Jett will have the right under his employment agreement to terminate his employment for good reason during certain window periods following the change in control, but the severance period will only be for one year rather than the full remainder of the term of his agreement if he initiates the termination.

     Each of the named executive officers has agreed not to compete with us during the term of his employment and for the longer of the severance period or one year after the termination of his employment. In addition, each named executive officer has agreed not to disclose confidential information and not to solicit our employees or our customers during the same period.

2005 Equity Incentive Plan

     Our board of directors adopted the Emageon Inc. 2005 Equity Incentive Plan in January 2005, and our stockholders approved the plan in February 2005. Our 2005 Equity Incentive Plan provides for the grant of:

•	incentive stock options;

•	nonqualified stock options;

•	restricted stock;

•	restricted stock units;

•	stock appreciation rights; and

•	performance shares.

     Grants can be made under the 2005 Equity Incentive Plan to any of our employees, directors and consultants.

     We have reserved a total of 3,250,000 shares of our common stock for issuance pursuant to the 2005 Equity Incentive Plan. Each January 1st, beginning January 1, 2006 and ending January 1, 2009, this maximum number of shares available for issuance under the 2005 Equity Incentive Plan will automatically increase by the lesser of the number of shares subject to awards granted under the 2005 Equity Incentive Plan during the prior calendar year or 650,000 shares. In addition, shares awarded or subject to purchase under the 2005 Equity Incentive Plan or under the 2000 Equity Compensation Plan or the 2000 Equity Incentive Plan that are not delivered or purchased, or revert to us as a result of forfeiture or termination, expiration or cancellation of an award, will be again available for issuance under the 2005 Equity Incentive Plan. Not more than 3,250,000 of the shares reserved under the 2005 Equity Incentive Plan may be granted in the form of incentive stock options. The maximum number of options and stock appreciation rights, or SARs, that, in the aggregate, may be granted pursuant to awards in any one calendar year to any one participant shall be 1,000,000. The maximum number of shares of restricted stock, restricted stock units, or performance shares that, in the aggregate, may be granted pursuant to awards in any one calendar year to any one participant shall be 1,000,000 shares.

     Both incentive stock options and nonqualified stock options may be granted under our 2005 Equity Incentive Plan. For each option grant, the administering committee will determine and set forth in an option agreement all the terms of the option including the number of shares subject to the option, the type of stock option (i.e., incentive stock option or nonqualified stock option), the exercise price of the option (which shall be not less than the fair market value of a share on the date of grant), the vesting provisions, and the period of exercise (including upon termination of employment). No option will be exercisable more than ten years after its date of grant. The option price upon exercise shall be paid to us in full, in cash or cash equivalent or, if approved by the administering committee, by tendering previously acquired shares having an aggregate fair market value at the time of exercise equal to the total option exercise price. The administering committee may also allow cashless exercises.

     Restricted stock and restricted stock units may be granted under our 2005 Equity Incentive Plan. Restricted stock awards are shares of our common stock that are subject to a risk of forfeiture until the terms and conditions established by the administering committee are satisfied. The terms of each restricted stock award, including the restriction period, performance targets, if any, applicable to the award and the consequences of a termination of employment or other events, will be determined by the administering committee and set forth in the agreement relating to such award. Restricted stock unit awards are rights to receive shares at a future date or a cash amount equal to the fair market value of the shares of stock at such future date, in each case, as determined by the administering committee. The administering committee will determine the number of shares of restricted stock or restricted stock units granted to any individual. The administering committee may impose whatever conditions to vesting it determines to be appropriate. For example, the administering committee may set restrictions based on the achievement of specific performance goals. A participant to whom restricted stock units are awarded has no rights as a stockholder with respect to the shares unless and until shares are actually delivered to the participant in settlement of the award.

     SARs may be granted under our 2005 Equity Incentive Plan. SARs allow the recipient to receive the appreciation in the fair market value of our common stock between the grant date and the exercise date. The administering committee determines the terms of SARs, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our common stock, or a combination thereof.

     Performance shares may be granted under our 2005 Equity Incentive Plan. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administering committee are achieved or the awards otherwise vest. The administering committee will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number or the value of performance shares to be paid out to participants. Performance shares shall have an initial value equal to the fair market value of our common stock on the grant date.

     The 2005 Equity Incentive Plan is administered by our compensation committee or such other committee as may be appointed by the board of directors provided that the designated committee consists of two or more directors who qualify as “non-employee directors” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and as “outside directors” within the meaning of Section 162(m) of the Code. The administering committee has the power to determine the terms of the awards, including the type of award, the exercise price, if any, the number of shares subject to each award, the times and conditions for exercise of the awards, and the form of consideration, if any, payable upon exercise. The administering committee may provide in any award agreement for automatic accelerated vesting and other rights upon the occurrence of certain events as specified in the agreement.

     Awards granted under the 2005 Equity Incentive Plan are generally not transferable or subject to assignment or alienation by the recipient of the award except by will or the laws of descent and distribution. However, the administering committee may provide in an award agreement that certain awards may be transferred to certain family members or trusts or partnership for the benefit of such family members.

     Our 2005 Equity Incentive Plan will automatically terminate in 2014, unless we terminate it sooner. In addition, our board of directors has the authority to amend, suspend or terminate the 2005 Equity Incentive Plan provided such action does not impair the rights of any participant and provided that certain amendments will only be effective if our stockholders approve such amendments.

     Under Section 162(m) of the Code, a public company generally may not deduct annual compensation in excess of $1.0 million paid to its chief executive officer and the four next most highly compensated executive officers. Until the annual meeting of our stockholders in 2009, or until the 2005 Equity Incentive Plan is materially amended, if earlier, awards granted under the 2005 Equity Incentive Plan will be exempt from the deduction limits of Section 162(m). In order for awards granted after the expiration of such transition period to be exempt, the 2005 Equity Incentive Plan must be amended as necessary to comply with the exemption conditions and must be resubmitted for approval by our stockholders.

2005 Non-Employee Director Stock Incentive Plan

     Our board of directors adopted the Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan, or our 2005 Director Plan, in January 2005, and our stockholders approved the plan in February 2005. A maximum of 500,000 shares may be granted pursuant to awards under the 2005 Director Plan. Our compensation committee, or any other committee designated by our board, administers the 2005 Director Plan.

     The 2005 Director Plan provides for an automatic grant to each non-employee director of 2,000 options each year on the day following our annual stockholder meeting. In addition, each person who is first elected to serve as a director on a date other than the date of our annual stockholder meeting date will be granted 2,000 options. These stock options will have an exercise price equal to the fair market value of our shares on such grant date.

     The 2005 Director Plan also allows the administering committee to make discretionary grants of nonqualified stock options, SARs, restricted stock, and restricted stock units to our non-employee directors. The administering committee has the discretion to determine and set forth in the award agreement the terms and conditions of the award, including without limitation, the type, number of shares subject to the award, duration, conditions for exercise, and consequences of a termination of service as a director or a change in control.

     The administering committee may amend or terminate the 2005 Director Plan provided that, to the extent required by the rules of Nasdaq or any exchange upon which our shares are traded or any other applicable law, no amendment shall be effective unless approved by our stockholders. The administering committee may also amend outstanding awards provided that no such amendment will adversely affect the rights and obligations with respect to an award unless the affected director consents in writing. No awards may be granted under the 2005 Director Plan after the 10th anniversary of the date the board approved the 2005 Director Plan.

Other Equity Compensation Plans

     We have three other equity compensation plans: the Emageon Inc. 2000 Equity Incentive Plan, the Emageon Inc. 2000 Equity Compensation Plan and the Ultravisual Medical Systems Corporation 2000 Stock Option Plan. Options remain outstanding under each of these three plans, but our board of directors has determined that we will not grant any new options or awards under any of these three plans.

401(k) Savings Plan

     We have adopted an employee savings and retirement plan qualified under Section 401 of the Internal Revenue Code of 1986, as amended, and generally covering all of our employees. Pursuant to our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limits and have the amount of such reduction contributed to our 401(k) plan. We have the option to make discretionary employer contributions in amounts determined annually by our board of directors. We have not contributed any discretionary amounts to our 401(k) plan.

Indemnification of Directors and Executive Officers and Limitation of Liability

     Our amended and restated certificate of incorporation eliminates the personal liability of directors to us or our stockholders for monetary damages for breach of fiduciary duties, except liability for any of the following acts:

•	breach of the director’s duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•	any transaction from which the director derived an improper personal benefit.

Our charter also provides that:

•	we will indemnify our directors and officers to the fullest extent permitted by Delaware law for proceedings brought against them because they are serving or served as directors or officers;

•	we may advance expenses incurred by our directors and officers in connection with a legal proceeding to the fullest extent permitted by law; and

•	the rights provided in our charter are not exclusive.

     In addition, we have entered into separate indemnification agreements with each of our directors and executive officers. These indemnification agreements may require us, among other things, to indemnify our directors and executive officers for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers.

     We maintain a directors’ and officers’ insurance and company reimbursement policy. The policy insures directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses the company for those losses for which the company has lawfully indemnified the directors and officers. The policy contains various exclusions, none of which apply to this offering.

     We believe that the exculpatory and indemnification provisions of our charter, the indemnification agreements and our directors’ and officers’ liability insurance policy are necessary to attract and retain qualified individuals to serve as directors and officers. We are not aware of any pending or threatened litigation or proceeding that might result in a claim for indemnification.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 28, 2005 with respect to beneficial ownership of shares by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) the named executive officers in the Summary Compensation Table and (iv) all current directors and executive officers as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated, and to our knowledge, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the address for each person listed is c/o Emageon Inc., 1200 Corporate Drive, Suite 200, Birmingham, Alabama 35242.

     As of March 28, 2005, there were 169 holders of record of our common stock. For purposes of calculating amounts beneficially owned by a stockholder before the offering, the number of shares issued and outstanding was 20,020,232 shares of common stock as of March 28, 2005. In addition, shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the beneficial ownership of that person but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person.

	Number of Shares
Beneficial Owner	Beneficially Owned	Percentage
Directors and Executive Officers
Charles A. Jett, Jr.(1)	581,802	2.8%
Milton G. Silva-Craig(2)	197,328	1.0%
W. Randall Pittman(3)	101,200	*
Noel D. Gartman(4)	122,182	*
Mark A. Gehring	740,643	3.7%
Arthur P. Beattie(5)	2,909	*
Roddy J.H. Clark(6)	597,845	3.0%
Fred C. Goad, Jr (7)	2,909	*
Chris H. Horgen(8)	3,079,160	15.4%
Mylle H. Mangum (9)	2,909	*
John W. Thompson(10)	297,479	1.5%
Hugh H. Williamson, III(11)	192,805	1.0%

All directors and officers as a group (13 persons)(12)	5,919,171	28.3%

Other Stockholders
Southeastern Management Company, LLC(13)	3,062,149	15.3%

*	Less than 1.0% of the outstanding common stock.

(1)	Includes 481,702 shares issuable to Mr. Jett upon exercise of options.

(2)	Represents 197,328 shares issuable to Mr. Silva-Craig upon exercise of options.

(3)	Represents 101,200 shares issuable to Mr. Pittman upon exercise of options.

(4)	Represents 122,182 shares issuable to Mr. Gartman upon exercise of options.

(5)	Represents 2,909 shares issuable to Mr. Beattie upon exercise of options. Mr. Beattie is chairman of the investment committee of one of our stockholders, Paradigm Venture Partners, LP. He is also Treasurer and a member of the board of directors of Alabama Power Foundation, Inc., which owns a 30% interest in Paradigm Venture Partners, LP. Mr. Beattie does not have voting or investment power with respect to the 595,421 shares held by Paradigm Venture Partners, LP.

(6)	Includes 595,421 shares held by Paradigm Venture Partners, LP. Mr. Clark holds a 33% interest in Paradigm Venture Management, LLC, which is the general partner of Paradigm Venture Partners, LP. By virtue of his interest in Paradigm Venture Management, LLC, Mr. Clark may be deemed to share voting and investment power with respect to the shares held by Paradigm Venture Partners, LP. Mr. Clark disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any. Also includes 2,424 shares issuable to Mr. Clark upon exercise of options.

(7)	Represents 2,909 shares issuable to Mr. Goad upon exercise of options.

(8)	Includes 17,011 shares held by Horgen One Investment, LLC, of which Mr. Horgen is the Manager. Also includes the shares held by Southeastern Management Company, LLC as described below in note 13, over which Mr. Horgen has voting and investment power as described therein.

(9)	Represents 2,909 shares issuable to Ms. Mangum upon exercise of options.

(10)	Includes 55,426 shares held by the Marianna Thompson Trust for the benefit of Mr. Thompson’s spouse and 7,389 shares issuable upon the exercise of warrants to purchase common stock. Does not include 412,622 shares held by two grantor retained annuity trusts, all the beneficiaries and trustees of which are Mr. Thompson’s adult children. Mr. Thompson does not have voting or dispositive power with respect to the shares held by these trusts.

(11)	Consists of 192,805 shares held by The Hugh H. Williamson III 1989 Revocable Trust. Mr. Williamson holds sole voting and investment power over the shares held by this trust.

(12)	Includes 913,563 shares issuable upon the exercise of options and 7,389 shares issuable upon the exercise of warrants to purchase common stock.

(13)	Consists of 1,876,880 shares held by STF Institutional Partners II, LP, 696,073 shares held by STF Partners II, LP, 343,382 shares held by STF Partners QP, LP and 145,814 shares held by Southeastern Technology Fund LP. Mr. Horgen is the senior managing partner of Southeastern Capital Company II, LLC and Southeastern Management Company, LLC, which are the general partner and the manager, respectively, of each of these funds. Mr. Horgen and Southeastern Management Company, LLC have voting and investment power with respect to all shares held by those entities. The address of Southeastern Management Company, LLC is c/o Southeastern Technology Fund LP, 207 East Side Square, Huntsville, Alabama 35801.

Equity Compensation Plan Information

     The following table sets forth information about the common stock that may be issued under all of our existing equity compensation plans as of December 31, 2004.

			Number of securities remaining
	Number of Securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans (excluding
Plan Category	of outstanding options	outstanding options	securities reflected in firstcolumn)
Equity compensation plans approved by stockholders(1)	2,166,901	$4.46	166,394

Equity compensation plans not approved by stockholders	—	—	—

Total	2,166,901	$4.46	166,394

(1)	Subsequent to December 31, 2004, our stockholders approved the Emageon Inc. 2005 Equity Incentive Plan and the Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan discussed above in “Item 11: Executive Compensation.”

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          As shown below, there are certain transactions and relationships between us and our directors, officers and stockholders that at the time of the transaction beneficially owned more than five percent of our common stock which occurred during the last fiscal year.

          All of the transactions set forth below were approved by a majority of the board of directors, including a majority of the independent and disinterested members of the board of directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. Any transactions between us and our directors, officers and principal stockholders and their affiliates will be approved by the Audit Committee of our board of directors on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Subordinated Debt and Warrants

          On June 25, 2004, we issued $4.0 million of promissory notes, together with warrants to purchase an aggregate of 127,589 shares of our common stock at an exercise price of $4.70 per share to Whitecap Alabama Growth Fund I, LLC, Enhanced Alabama Issuer, LLC, and Advantage Capital Alabama Partners I, L.P.

          Roddy J.H. Clark, a director, is a managing member of Redmont Capital Partners, LLC, the manager of Enhanced Alabama Issuer, LLC, which purchased $1.0 million of the promissory notes and received a warrant to purchase 31,897 shares of common stock. Paul Reaves, a director until July 2004, is a partner in SouthEastern Capital Management Company which is an advisor to Advantage Capital Alabama Partners I, L.P. which purchased $1.0 million of the promissory notes and received a warrant to purchase 31,897 shares of common stock.

          We used $4.0 of the net proceeds from our initial public offering, completed in February 2005, to repay the entire outstanding subordinated debt associated with this transaction. In connection with the completion of our initial public offering, all of the warrants issued in connection with this transaction were exercised into an aggregate of 119,369 shares of common stock.

Ascension Health Agreements

          On May 5, 2004, we entered into an enterprise agreement with Ascension Health, which was at the time of the transaction, principal stockholder, for the sale of our solution to designated facilities that are part of the Ascension Health system. Under the terms of the enterprise agreement, each Ascension Health facility that installs our solution will enter into an addendum to the master agreement at the time upon which the installation terms are agreed, and each such addendum shall have a five-year term. The enterprise agreement sets the pricing for our solution as it is installed on a per facility basis and reflects pricing terms that are discounted to reflect the volume of Ascension Health’s purchases. Ascension Health received discounts ranging from 20% to 64% off of our then-current standard software license fees. Our pricing terms with Ascension Health also include a fixed markup on any hardware we sell to Ascension Health facilities which is commensurate with that which we would charge to unrelated parties. Also reflecting the guaranteed fees under our contract with Ascension Health, we have provided greater service level commitments and agreed to other terms that are, on balance, more favorable to Ascension Health than we would expect to provide to most customers, including commitments to:

•	non-material financial penalties if we had failed to deliver certain product functionality (which has been delivered) and commitments to deliver other functionality for which there would be no penalty for our failure to do so;

•	provide certain non-material updates at no additional charge;

•	put our source code in escrow to be released to Ascension Health upon our bankruptcy or upon occurrence of certain other material events which are within our control; and

•	recognize Ascension Health as a “Most Favored Customer” until June 30, 2006 and provide no better terms (in the aggregate) to other customers of similar size purchasing perpetual licenses. In exchange for this provision, Ascension Health has agreed to limit its ability to procure competing PACS systems from other parties.

          We believe, based on our negotiations with other multi-facility health care providers, that the terms of our agreement with Ascension Health are no less favorable to us than we would receive in an agreement of similar size and scope with an unrelated third party.

          Ascension Health has agreed that it, or facilities it controls, will execute site-specific order addenda aggregating at least $25.1 million through June 30, 2006 for software and support services, of which approximately $16.9 million of order addenda have been executed as of January 31, 2005. We are recognizing the revenue from this contract as order addenda are executed and the revenue recognition criteria are satisfied. Under this agreement, Ascension Health has agreed to make payments to us if and to the extent that aggregate order addenda milestones in various categories are not met, on a cumulative basis, on June 30, 2004, December 31, 2004, June 30, 2005, December 31, 2005 and January 30, 2006. The milestones at June 30, 2004, and December 31, 2004 were met. To the extent that Ascension Health is required to make payments in connection with this agreement in the future, we would be obligated to treat those payments as credits or prepayments against future implementations. However we would not recognize the associated revenue until order addenda were executed and revenue recognition criteria were satisfied in future periods.

          On May 5, 2004, we also entered into a Market Promotion Agreement with Ascension Health wherein Ascension Health agreed, for a two year term, to participate in certain joint marketing activities with respect to our solution and to provide executive and technical input and future solutions through joint meetings and development efforts. In connection with this agreement and as consideration for Ascension Health’s participation, we issued Ascension a warrant to purchase 36,424 shares of our common stock. The warrant has an exercise price of $5.52 per share and expires May 5, 2009.

Other Transactions

          Jeffrey D. Hoffman, the brother-in-law of Mark A. Gehring, is employed by Emageon as a senior software engineer at a salary of $82,500 per annum. He is also entitled to receive the same benefits offered to all of our employees.

Indemnification Agreements with Certain Officers and Directors

          We have entered into indemnification agreements with each of our executive officers and directors. See “Item 11. Executive Compensation — Indemnification of Directors and Executive Officers and Limitation of Liability.”

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

          For the fiscal years ended December 31, 2004 and 2003, the Company paid (or will pay) the following fees to Ernst & Young LLP for services rendered during the fiscal year or for the audit in respect of those years:

	December 31,	December 31,
Fee Type	2004	2003

Audit Fees (1)	$767,512	$76,381
Audit-related fees (2)	3,240	17,955
Tax fees	—	—
All other fees	—	—

Totals	$770,752	$94,336

(1)	Fees paid for professional services rendered in connection with the audit of the annual financial statements for each fiscal year. Also includes fees paid in relation to initial public offering including audit of September 30, 2004 and quarterly financial statement reviews in 2004.

(2)	Includes fees paid for professional services rendered in connection with accounting consultations for specific transactions.

          The Audit Committee has determined that the non-audit services provided to us during our fiscal year 2004 by Ernst & Young LLP are compatible with the maintenance of their independence. The Audit Committee maintains a policy to approve audit and non-audit services to be provided by Ernst & Young LLP. The policy requires that all services Ernst & Young LLP may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. During fiscal 2004, the Audit Committee approved all of the services provided by Ernst & Young LLP related to the fees described in the table above.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1.      Financial Statements. The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements (set forth beginning on page F-1 of this Form 10-K) are filed within this Annual Report on Form 10-K.

2.	Financial Statement Schedules. Not applicable.

3.	Exhibits. The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed for the year ended December 31, 2004.

(c)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 30, 2003, by and among Emageon, Inc., Emageon—UV Development Corporation, Ultravisual Medical Systems Corporation and Jeff Rusinow as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

3.1	Emageon Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

3.2	Emageon Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

4.1	Form of Emageon Inc. common stock certificate (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.1#	Imageon Solutions, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.2#	Emageon, Inc. 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.3#	Emageon Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.4#	Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.5#	Employment Agreement of Charles A. Jett, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

Exhibit No.	Description
10.6#	Employment Agreement of Milton G. Silva-Craig (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.7#	Employment Agreement of W. Randall Pittman (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.8#	Employment Agreement of Mark A. Gehring (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.9#	Employment Agreement of Noel D. Gartman (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.10	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.11	Amended and Restated Registration Rights Agreement, dated as of October 2, 2001, by and among Emageon UV, Inc. and certain stockholders, as amended and joined on May 30, 2003 and June 25, 2003 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.12†	Enterprise Agreement, dated as of May 5, 2004, by and between Emageon UV, Inc. and Ascension Health (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 8, 2005)

10.13	Lease Agreement, dated as of December 20, 2001, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.13A	Sixth Amendment to Lease Agreement, dated as of July 23, 2004, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13A to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.14	Note and Warrant Purchase Agreement, dated as of June 25, 2004, among Emageon UV, Inc. and Whitecap Alabama Growth Fund I, LLC, Enhanced Alabama Issuer, LLC and Advantage Capital Alabama Partners I, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15	Emageon, Inc. Amended and Restated Stockholders Agreement, dated as of October 2, 2001, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15A	Emageon, Inc. First Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of May 30, 2003, among Emageon, Inc and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15A to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15B	Emageon, Inc. Second Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of June 25, 2003, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15B to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

Exhibit No.	Description
14.1*	Emageon Inc. Code of Ethics

21.1*	Subsidiary of Emageon Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Indicates a management contract or any compensatory plan, contract or arrangement

†	Confidential treatment has been granted for portions of this exhibit

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 31, 2005.

Emageon Inc.

By:	/s/ Charles A. Jett. Jr. Charles A. Jett, Jr. Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 2005.

Signature	Title
/s/ Charles A. Jett. Jr.
Chairman of the Board and Chief Executive Officer
Charles A. Jett, Jr.	(principal executive officer)

/s/ W. Randall Pittman
Chief Financial Officer and Treasurer
W. Randall Pittman	(principal accounting and financial officer)

/s/ Arthur P. Beattie	Director
Arthur P. Beattie

/s/ Roddy J.H. Clark	Director
Roddy J.H. Clark

/s/ Fred C. Goad, Jr.	Director
Fred C. Goad, Jr.

/s/ Chris H. Horgen	Director
Chris H. Horgen

/s/ Mylle H. Mangum	Director
Mylle H. Mangum

/s/ John W. Thompson	Director
John W. Thompson

/s/ Hugh H. Williamson, III	Director
Hugh H. Williamson, III

EMAGEON INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emageon Inc.

          We have audited the accompanying consolidated balance sheets of Emageon Inc. (the Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emageon Inc. at December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 23, 2005, except for the last paragraph of Note 17
      as to which the date is March 30, 2005

EMAGEON INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,340,407	$5,994,589
Trade accounts receivable, net of allowance for doubtful accounts of $0, $50,000 and $75,000 at December 31, 2002 ,2003 and 2004, respectively	4,226,182	14,255,375
Prepaid expenses and other current assets	839,918	1,799,046
Deferred offering costs	—	1,326,242
Unbilled revenue	220,310	301,584
Third-party components to be sold to customers	284,612	1,421,887

Total current assets	7,911,429	25,098,723
Property and equipment, net	11,724,488	8,832,113
Third-party components to be leased to customers	611,055	—
Restricted cash	799,797	902,997
Other noncurrent assets	3,170	61,859
Intangible assets:
Goodwill (see Note 3)	3,754,586	3,754,586
Acquired software, net (see Note 3)	3,680,244	2,846,977
Capitalized software development costs, net	315,612	20,726
Trademark (see Note 3)	250,000	250,000

	8,000,442	6,872,289

Total assets	$29,050,381	$41,767,981

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,415,264	$4,657,906
Accrued payroll and related costs	1,373,317	1,557,566
Deferred revenue	7,649,588	21,357,609
Other accrued expenses	337,974	3,837,841
Current portion of long-term debt	1,740,583	2,471,759
Current portion of capital lease obligations	577,298	619,666

Total current liabilities	13,094,024	34,502,347
Long-term deferred revenue	2,965,061	2,795,738
Deferred tax liability	95,000	95,000
Long-term debt	4,661,518	5,527,960
Capital lease obligations, less current portion	1,487,792	868,686

Total liabilities	22,303,395	43,789,731
Redeemable preferred stock:
Series B redeemable preferred stock, $0.001 par value; 17,200,000 shares authorized, 16,885,966 shares issued and outstanding	9,585,359	9,597,550
Series B-1 redeemable preferred stock, $0.001 par value; 5,700,000 shares authorized, 5,652,631 shares issued and outstanding	3,204,236	3,209,801
Series C redeemable preferred stock, $0.001 par value; 27,500,000 shares authorized, 27,433,370 shares issued and outstanding	11,587,332	11,620,280
Series E redeemable preferred stock, $0.001 par value; 14,050,000 shares authorized and 14,035,087 shares issued and outstanding at December 31, 2003 and 2004	5,905,069	5,920,761

Total redeemable preferred stock	30,281,996	30,348,392
Stockholders’ deficit:
Series A preferred stock, $0.001 par value; 5,965,000 shares authorized, issued and outstanding	1,438,543	1,438,543
Series D preferred stock, $0.001 par value; 18,000,000 shares authorized, 13,727,358 shares issued and 10,295,513 shares outstanding at December 31, 2003; 18,000,000 shares authorized, 13,727,358 shares issued and 12,354,620 outstanding at December 31, 2004	5,868,446	5,868,446
Common stock, $0.001 par value; 107,897,922 shares authorized and 1,314,238 shares issued and outstanding at December 31, 2002; 165,050,000 shares authorized and 3,033,209 shares issued and 2,429,745 shares outstanding at December 31, 2003; 165,050,000 shares authorized and 3,056,181 issued and 2,709,370 shares outstanding at December 31, 2004	3,033	3,056
Additional paid in capital	5,293,932	6,997,757
Treasury stock, 175,757 shares, at cost	(275,500)	(275,500)
Accumulated deficit	(35,863,464)	(46,402,444)

Total stockholders’ deficit	(23,535,010)	(32,370,142)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$29,050,381	$41,767,981

See accompanying notes.

EMAGEON INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
Revenue:
System sales	$8,437,070	$17,234,319	$33,441,434
Support services	4,181,575	6,056,658	12,360,486

Total revenue	12,618,645	23,290,977	45,801,920
Cost of revenue:
System sales	6,315,654	10,226,636	21,451,904
Support services	4,040,161	7,493,345	10,727,384

Total cost of revenue	10,355,815	17,719,981	32,179,288

Gross profit	2,262,830	5,570,996	13,622,632
Operating expenses:
Research and development	2,382,720	4,143,113	5,344,309
Sales and marketing	4,456,254	6,144,207	9,027,664
General and administrative	3,148,584	5,793,341	8,701,060

Total operating expenses	9,987,558	16,080,661	23,073,033

Operating loss	(7,724,728)	(10,509,665)	(9,450,401)
Other income (expense):
Interest income	17,989	14,438	31,115
Interest expense	(618,920)	(864,077)	(1,053,298)

Total other income (expense)	(600,931)	(849,639)	(1,022,183)

Net loss	$(8,325,659)	$(11,359,304)	$(10,472,584)

Net loss per share — basic and diluted	$(6.38)	$(5.79)	$(4.07)

Weighted average common stock outstanding — basic and diluted	1,314,238	1,973,108	2,589,832

See accompanying notes.

EMAGEON INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional	Receivable			Total
		Carrying		Par	Paid in	From	Treasury	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Stockholders	Stock	Deficit	Deficit
Balance at December 31, 2001	5,965,000	$1,438,543	1,314,238	$1,314	$2,489,568	$(5,247,007)	$—	$(16,051,474)	$(17,369,056)
Payments from stockholders for second tranche of Series C preferred stock issuance ($0.4275 per share)	—	—	—	—	—	5,247,007	—	—	5,247,007
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(60,633)	(60,633)
Net loss	—	—	—	—	—	—	—	(8,325,659)	(8,325,659)

Balance at December 31, 2002	5,965,000	1,438,543	1,314,238	1,314	2,489,568	—	—	(24,437,766)	(20,508,341)
Exercise of stock options	—	—	3,430	3	14,940	—	—	—	14,943
Common stock, Series D preferred stock and warrants issued in connection with Ultravisual Merger	13,727,358	5,868,446	1,715,541	1,716	2,789,424	—	—	—	8,659,586
Purchase of treasury stock ($1.5675 per share)	—	—	—	—	—	—	(275,500)	—	(275,500)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(66,394)	(66,394)
Net loss	—	—	—	—	—	—	—	(11,359,304)	(11,359,304)

Balance at December 31, 2003	19,692,358	7,306,989	3,033,209	3,033	5,293,932	—	(275,500)	(35,863,464)	(23,535,010)
Exercise of stock options	—	—	22,972	23	63,453	—	—	—	63,476
Issuance of warrants in connection with subordinated debt and customer sales agreement	—	—	—	—	1,046,410	—	—	—	1,046,410
Stock based compensation — options	—	—	—	—	593,962	—	—	—	593,962
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(66,396)	(66,396)
Net loss	—	—	—	—	—	—	—	(10,472,584)	(10,472,584)

Balance at December 31, 2004	19,692,358	$7,306,989	3,056,181	$3,056	$6,997,757	$—	$(275,500)	$(46,402,444)	$(32,370,142)

See accompanying notes.

EMAGEON INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
Operating activities
Net loss	$(8,325,659)	$(11,359,304)	$(10,472,584)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	668,533	1,086,679	1,430,379
Depreciation of property and equipment at contracted customer sites	1,782,732	2,743,649	3,360,117
Amortization of acquired software	—	486,073	833,267
Amortization of capitalized software development costs	18,322	78,702	326,998
Interest income on restricted cash	—	(7,438)	(7,200)
Bad debt expense	—	50,000	123,180
Loss on disposal of assets	—	—	115,982
Sales discount from issuance of warrants	—	—	81,109
Consulting expense for options issued to non-employees	—	—	60,480
Amortization of subordinated debt discount	—	—	156,617
Stock based compensation expense	—	—	533,482
Changes in operating assets and liabilities, net of effects of business acquisition in 2003:
Trade accounts receivable	(5,527,087)	2,808,961	(10,152,373)
Prepaid expenses and other current assets	(577,459)	(788,309)	(2,120,069)
Unbilled revenue	—	(220,310)	(81,274)
Other noncurrent assets	—	56,010	(58,689)
Third-party components to be sold to customers	(99,657)	657,341	(1,137,275)
Accounts payable	(2,093,162)	13,051	3,242,642
Accrued payroll and related costs	292,990	688,141	184,249
Other accrued expenses	(37,841)	(154,378)	3,499,867
Deferred revenue	6,051,719	1,484,714	15,040,057

Net cash (used in)/provided by operating activities	(7,846,569)	(2,376,418)	4,958,962
Investing activities
Purchases of property and equipment for internal purposes	(554,323)	(1,424,112)	(2,654,495)
Purchases of third-party components to be leased to customers	(3,018,812)	(1,094,704)	(249,912)
Capitalized software development costs	(73,421)	(339,215)	(32,112)
Net cash received from Ultravisual merger	—	1,828,747	—

Net cash used in investing activities	(3,646,556)	(1,029,284)	(2,936,519)
Financing activities
Proceeds from issuance of common stock	—	14,943	63,476
Proceeds from issuance of preferred stock, net of issuance costs	5,243,545	5,889,378	—
Payments on capital lease obligations	(223,227)	(514,083)	(576,738)
Proceeds from loans, net of issuance costs	8,380,407	—	3,979,975
Payments on loans	(3,063,992)	(1,611,039)	(1,738,974)
Additions to restricted cash to secure letter of credit	—	—	(96,000)
Purchase of treasury stock	—	(275,500)	—

Net cash provided by financing activities	10,336,733	3,503,699	1,631,739

Net (decrease) increase in cash	(1,156,392)	97,997	3,654,182
Cash at beginning of year	3,398,802	2,242,410	2,340,407

Cash at end of year	$2,242,410	$2,340,407	$5,994,589

Supplemental disclosure of cash flow:
Interest paid	$566,539	$897,472	$863,385
Assets acquired under capital lease	$2,695,400	$107,000	$—
Assets acquired through issuance of equity securities	$—	$8,659,586	$—

See accompanying notes.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. Business Description and Background

Business Description

          Emageon Inc., formerly Emageon UV, Inc. (“Emageon” or the “Company”), provides an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations. Emageon’s solution consists of advanced visualization and image management software, comprehensive support services and third-party components. Emageon’s web-enabled advanced visualization software provides physicians across the enterprise — in multiple medical specialties and at any network access point — with tools to manipulate and analyze images in 2D and 3D.

Background

          Emageon was incorporated in Alabama on December 21, 1998 as Imageon Solutions, Inc., and subsequently merged into Imageon Solutions, Inc., a company incorporated in Delaware on January 3, 2000. In June 2000, the Company formally changed its name to Emageon Inc. On April 30, 2003, the Company formed Emageon-UV Development Corporation; a wholly-owned subsidiary incorporated in Delaware, which was subsequently merged into Ultravisual Medical Systems Corporation (“Ultravisual”), a Delaware corporation (the “Merger”). Ultravisual is a wholly-owned subsidiary of Emageon. In May 2003, the Company formally changed its name to Emageon UV, Inc. In July 2004, the Company formally changed its name to Emageon Inc.

2. Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

          For purposes of financial statement presentation, investments with remaining maturities at acquisition of three months or less are considered to be cash equivalents.

Restricted Cash

          In conjunction with two of the secured promissory notes to the finance companies discussed in Note 10, the Company is required to maintain a restricted cash account with a bank that is approximately 20% of the original note amounts. In conjunction with an operating lease for computer equipment, the Company is also required to maintain a certificate of deposit securing a letter of credit with a bank. Both amounts are included in restricted cash. See Note 16 regarding release from restriction of a portion of the amount in Restricted Cash subsequent to December 31, 2004.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

          Trade accounts receivable are initially recorded at invoice price. They are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for doubtful accounts, management takes several factors into consideration, including the overall composition of accounts receivable aging, prior history of accounts receivable write-offs, and the type of customer and day-to-day knowledge of specific customers.

          The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. If circumstances change, the estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in the statements of operations.

          A summary of the activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2003	2004
Beginning balance	$—	$50,000
Charges to cost and expenses	104,000	123,180
Deductions/writeoffs	(54,000)	(98,180)

Ending balance	$50,000	$75,000

Property and Equipment

          Property and equipment used for internal purposes are recorded at cost. Expenditures for major property and equipment are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the related asset’s estimated useful life, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the related leases. The asset cost and related accumulated depreciation or amortization are adjusted upon asset retirement or disposal with the resulting gain or loss, if any, credited or charged to results of operations.

          Property and equipment at contracted customer sites are recorded at cost and consist of third-party hardware and software associated with customer contracts that have been implemented. Depreciation related to fixed assets at contracted customer sites is computed using the straight-line method over the lives of the specific customer contracts, which are typically five years.

          Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Amortization of assets under capital leases is included in depreciation expense.

Impairment of Long-Lived Assets

          The Company continually evaluates whether events or changes in circumstances have occurred that indicate the carrying value of long-lived assets and certain identifiable intangibles may not be recoverable. Recoverability of long-lived assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. The fair value of the asset or asset group is measured by quoted market prices, if available, or by utilizing present value techniques.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          During 2004, the Company recognized an impairment loss totaling $115,982 on an exhibit booth classified as furniture and fixtures on the balance sheet. The Company deemed the exhibit booth impaired because it was likely that the asset would be sold before the end of its previously estimated useful life. The Company determined the impairment loss is determined based on the current carrying amount of the asset less the asset’s fair market value. The fair market value used is a quoted market price that the Company expects to receive when the booth is sold. The loss is included in General and Administrative operating expense in the Statement of Operations.

Business Combinations

          The company records business combinations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for all business combinations, and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. The Company has applied SFAS No. 141 in the allocation of the purchase price of the Ultravisual merger. Accordingly, the company has identified and allocated the estimated fair value to the intangibles acquired, principally consisting of developed and core technology and the Ultravisual trademark as required by SFAS No. 141.

Intangible Assets

          Intangible assets that management determined to have an indefinite life, such as the Ultravisual trademark, are not amortized but are tested for impairment at least annually or when impairment indicators are identified. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived intangible assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. In assessing fair value of intangibles, management must make assumptions regarding estimated future cash flows and other factors. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from acquired developed technologies and patents; Ultravisual brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

          Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives. Useful lives of the intangible assets are based on management’s estimates of the period that such assets will generate revenue.

Third-Party Components to be Sold to Customers

          The costs consist of third-party hardware and software associated with customer contracts. Once the Company receives customer acceptance of the third-party components for a specific customer and all other relevant criteria for revenue recognition are met, the accumulated costs are transferred to cost of system sales.

Third-Party Components to be Leased to Customers

          The costs consist of third-party hardware and software associated with customer contracts. Once the Company receives customer acceptance of third-party components for a specific customer, the accumulated costs are transferred to property and equipment at contracted customer sites and depreciation is begun. The Company no longer finances new customer third-party components and does not expect to finance customer third-party components in the future.

Treasury Stock

          Treasury stock is accounted for using the cost method. In 2003, treasury stock activity consisted of the purchase of 175,757 shares of common stock from two stockholders at a price of $1.5675 per share.

Revenue Recognition

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Revenue is derived primarily from two sources: system sales, which include software license sales and third-party component sales, and support services, which include fees related to implementation, user adoption and ongoing customer support services.

          Software licenses are sold under perpetual license arrangements and term license arrangements ranging in length from two to seven years. The Company typically requires deposits upon the receipt of a signed purchase order or agreement. Deposits received on these agreements are classified as deferred revenue on the Company’s consolidated balance sheet.

          The Company accounts for software and support services revenue under the provisions of AICPA Statement of Position 97-2, (“SOP 97-2”), Software Revenue Recognition, as amended. Under this guidance, revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or the services have been rendered and accepted by the customer; the price to the customer is fixed or determinable; and collectibility is reasonably assured. The Company considers a signed contract or purchase order to be persuasive evidence of an arrangement. The Company obtains acceptance for software and third-party components, as evidenced by written customer acknowledgement. In the event that the Company grants a customer the right to specified upgrades, the Company defers recognition of the entire arrangement fee until they deliver the specified upgrades as the Company has not established vendor-specific objective evidence (VSOE) of fair value for specified upgrades. Specified upgrades include, but are not limited to, future software deliverables that are stated in the customer contract. Payments that extend beyond 30 days from the contract date but that are due within twelve months are generally deemed to be fixed or determinable based on a successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition. The Company evaluates the creditworthiness of all customers.

          The fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on VSOE of the fair value for each element. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. VSOE for the undelivered elements is based on the renewal rates for the maintenance and support services, which coincide with the current pricing.

          For term based license arrangements, the Company recognizes revenue for the elements over the term of the arrangement upon customer acceptance, provided that the other revenue recognition criteria have been met.

          For perpetual license arrangements, revenue is recognized for the software license revenue and implementation services upon customer acceptance using the residual method. The Company includes the first year of maintenance in the software license fee. This maintenance fee is deferred based on its fair value and recognized ratably over the first year of the arrangement.

          The Company recognizes revenue related to the third-party components according to guidance set forth in Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Third-party component revenue is recognized in accordance with contractual terms. When the Company is responsible for installing the third-party components, revenue is recognized when the third-party components are delivered, installed and accepted by the customer. When the Company is not responsible for installing the third-party components, revenue is recognized when the third-party components are delivered to the customer.

          Billings may not coincide with the recognition of revenue. Unbilled revenue occurs when revenue recognition precedes billing to the customer, and arises primarily from sales with predetermined billing schedules. Billings in excess of sales (deferred revenue) occur when billing to the customer precedes revenue recognition, and arise primarily from sales with partial prepayments upon contract execution and from maintenance revenue billed in advance of performance of the maintenance activity. The Company recognizes deferred revenue, as applicable, upon delivery and acceptance of products, as ongoing services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied.

Cost of Revenue

          The cost of revenue is comprised of two elements: the cost of system sales and the cost of support services. The cost of system sales consists of the cost of third-party components and the cost of software licenses. The cost of third-party components consists primarily of direct costs related to the purchase, shipment, installation and configuration of third-party components. The cost

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of software licenses consists primarily of the amortization of acquired software, the amortization of capitalized software costs for internally developed software and royalties paid for a component of the UltraStructure software.

          The cost of support services consists primarily of labor costs and related overhead relating to the implementation, installation, training, application support and maintenance of our solution as well as costs related to maintenance of third-party components. The cost of support services revenue varies based upon employee productivity of the support services organization as well as costs associated with the use of outside contractors to support internal resources.

          The Company expenses its sales commissions and other direct incremental costs related to contract acquisition when the liabilities are incurred, regardless of whether they have recognized the associated revenue.

Income Taxes

          The Company accounts for income taxes using the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Computation of Net Loss Per Share

          Net loss per share — basic is computed using the weighted average common shares outstanding during the period. Net loss per share — diluted is computed using the weighted average common shares outstanding and common share equivalents outstanding during the period. Common share equivalents are not included in the net loss per share calculations if they are anti-dilutive. Common share equivalents consist of convertible preferred stock, warrants and options.

          The computations for basic and diluted net loss per share for each period are as follows:

	For the Year Ended December 31,
	2002	2003	2004
Numerator:

Net loss	$(8,325,659)	$(11,359,304)	$(10,472,584)

Accretion of redemption value related to redeemable preferred stock	(60,633)	(66,394)	(66,396)

Net loss allocable to common stockholders	$(8,386,292)	$(11,425,698)	$(10,538,980)

Denominator:

Weighted average number of shares of common stock — basic and diluted	1,314,238	1,973,108	2,589,832

Net loss per share — basic and diluted	$(6.38)	$(5.79)	$(4.07)

          Preferred stock convertible into 7,462,363, 10,827,403 and 10,827,403 shares of common stock for the years ended December 31, 2002, 2003 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive. Options and warrants to purchase 2,071,669, 3,131,649 and 3,683,036 shares of common stock for the years ended December 31, 2002, 2003 and 2004, respectively, and warrants to purchase 216,138 shares of Series D preferred stock for the years ended December 31, 2003 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive.

Stock-Based Compensation

          The Company recognizes compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Under

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the stock and the exercise price of the option. Compensation expense is recognized on a straight-line basis over the vesting period of three years. The Company recognizes expense for stock-based compensation issued to nonemployees at fair value in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

          Had compensation expense for the stock-based compensation plans been determined using the fair-value method at the grant date for all employee awards using the minimal value pricing model for 2002 and 2003 and the Black-Scholes pricing model for 2004, the net loss and related net loss per share would have been as follows for the periods indicated:

	For the Year Ended December 31,
	2002	2003	2004
Net loss, as reported	$(8,325,659)	$(11,359,304)	$(10,472,584)

Add: Total stock-based employee compensation expense included in the determination of net loss	—	—	533,482

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(115,356)	(64,121)	(801,204)

Pro forma net loss	$(8,441,015)	$(11,423,425)	$(10,740,306)

Net loss per share, basic and diluted: As
reported	$(6.38)	$(5.79)	$(4.07)
Pro forma	$(6.47)	$(5.82)	$(4.17)

          The pro forma effects on the net loss for the periods presented above are not necessarily representative of the pro forma effects that may occur in future periods.

Research and Development Costs

          Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established and capitalization ceases when the software is available for general release. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized primarily consist of direct labor costs.

          Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the greater of the straight-line method or based on anticipated sales over periods not exceeding two years and is recorded as cost of system sales. Unamortized capitalized software development costs determined to be in excess of net realizable value of the related products are expensed immediately.

Commissions

          Commissions are charged to expense over the periods they are earned when payments of the future commissions are probable. When payments of the future commissions are not probable, the Company recognizes commission expense when the payments become probable.

Indemnification Provisions

          The following is a summary of warranty and guarantee agreements and the Company’s method of accounting for these arrangements:

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          (1) The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. Our infringement indemnity provisions typically give us the option to make modifications of the product so it is no longer infringing or, if it cannot be corrected, to require the customer to return the product in exchange for a specified payment for loss of use. The Company’s sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to some portion of the fees paid by the customer over some portion of the contract term. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

          (2) The Company warrants that their software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, the Company warrants that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under their product or service warranties in the past. Accordingly, the Company has not recorded a liability for these warranties as of December 31, 2004.

          (3) The Company’s standard contracts with customers typically provide for a 99% guarantee of system availability and a 98% guarantee of component availability with penalty provisions if the Emageon-provided solution fails to meet the guarantee thresholds. The Company’s 99% system availability guarantee covers their solution as a whole, while the component guarantee covers each individual component, as in certain circumstances a component may fail without affecting system availability. The penalty provisions in the Company’s contracts typically allow for a reduction in the software maintenance fee related to failure to meet guaranteed “uptime” percentages. The Company calculates these penalties as a percentage of the software maintenance fee and would reduce the amount of the software maintenance fee charged in a specific period for these penalties. To date, the Company has not incurred any penalties associated with these guarantees. Accordingly, the Company has not recorded a liability for these warranties as of December 31, 2004.

Advertising Expense

          The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2002, 2003 and 2004 was $178,639, $194,853 and $190,502 respectively.

Recently Issued Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment.” SFAS 123® establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123® requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123® supersedes APB 25, which the Company has elected to follow. SFAS 123® is effective for the Company at the beginning of the fiscal third quarter of 2005. SFAS 123® applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to restate prior periods. Based

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on stock options granted through December 31, 2004, the Company estimates that it will record additional costs for each of the third and fourth quarters of 2005.

3. Merger

     Effective May 30, 2003, the Company merged with Ultravisual Medical Systems Corporation (“Ultravisual”). Ultravisual had been engaged in the business of developing visualization software for the medical imaging market. The merger with Ultravisual facilitated a strategic expansion of the Company’s product offering in accordance with its growth plan. At the time of the merger, Ultravisual was a software vendor of the Company.

     The Company issued 1,715,539 shares of common stock valued at $1.5675 per share, 13,727,358 shares of Series D preferred stock valued at $0.4275 per share, and warrants to purchase 552,661 shares of common stock, with an exercise price of $0.000825, exercisable upon sale of the Company (the “Contingent Warrants”). These warrants are cancelable in the event of a Qualifying IPO (as defined in the warrant agreement).

     The Company also issued warrants to purchase 22,883 and 4,126 shares of common stock at exercise prices of $3.63 and $1.65 per share valued at $1.07 per share and $1.24 per share, respectively, and warrants to purchase 183,117 and 33,021 shares of Series D preferred stock at exercise prices of $0.44 and $0.20 per share valued at $0.33 per share and $0.36 per share, respectively. These warrants were issued to certain former Ultravisual warrant holders.

     In the absence of a public market for the Company’s securities, the Company and its Board of Directors determined the fair value of the preferred stock and common stock issued in the acquisition, based on recent sales or purchases of similar securities. No value was assigned to the Contingent Warrants.

     The common stock warrants were valued using the Black-Scholes valuation model using a fair value of the common stock of $1.5675 per share, life of ten years, volatility factor of 70.8%, 0% dividend yield and a risk-free interest rate of 4.0%.

     The Series D Preferred Stock warrants were valued using the Black-Scholes valuation model using a fair value of the preferred stock of $0.4275 per share, life of ten years, volatility factor of 70.8%, 0% dividend yield and a risk-free interest rate of 4.0%.

     As part of the consideration, the Company established an escrow holdback of 427,710 shares of common stock and 3,431,845 shares of Series D preferred stock in the event of a breach of indemnification obligations of Ultravisual. On May 30, 2004, 60% of the escrow holdback was released to the former Ultravisual stockholders.

     On May 30, 2005, the remaining escrow holdback will be released to the former Ultravisual stockholders, unless the Company has made an indemnity claim under the merger agreement. In the event of a Change of Control or a Qualifying IPO, the escrow holdback will be immediately released to the former Ultravisual stockholders.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$1,828,747
Accounts receivable	5,000
Furniture, fixtures, and equipment, net	487,487
Other assets	35,024

Deferred tax asset, net of deferred tax liabilities of $1,634,000 and a valuation allowance of $294,000	—
Intangible assets	3,666,317
Goodwill	3,754,586

Total assets acquired	9,777,161
Accounts payable	259,454
Accruals	537,521

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax liability	95,000
Long-term debt	225,600

Total liabilities assumed	1,117,575

Net assets acquired	$8,659,586

     Of the $3,666,317 of acquired intangible assets, $250,000 was assigned to a registered trademark that is not subject to amortization. The remaining $3,416,317 of acquired intangible assets is capitalized software and has a weighted-average useful life of approximately 3.41 years at December 31, 2004.

     Goodwill includes but is not limited to the synergistic value and potential competitive benefits that could be realized by the Company as a result of the merger, any future products that may arise from the related technology, as well as the skilled and specialized workforce acquired. The goodwill amount is not deductible for tax purposes.

     The results of operations of Ultravisual have been included in the statement of operations since May 30, 2003.

     The following unaudited pro forma information shows the results of operations for 2002 and 2003 as if the Merger had occurred at the beginning of 2002. This data is not indicative of the results of operations that would have arisen if the Merger had occurred at an earlier date. Moreover, this data is not intended to be indicative of future results of operations.

	Year Ended
	December 31,
	2002	2003
Revenue	$12,821,147	$23,316,490
Net loss	$12,097,552	$14,088,201
Loss per share:
Basic and diluted	$(9.20)	$(7.14)

4. Intangible Assets

     Intangible assets are summarized as follows:

	Weighted	December 31, 2003		December 31, 2004
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization
Acquired software	5.0	$4,166,317	$(486,073)	$4,166,317	$(1,319,340)
Goodwill	n/a	3,754,586	—	3,754,586	—

Ultravisual trademark	n/a	250,000	—	250,000	—

Developed software	1.25	412,636	(97,024)	444,748	(424,022)

		$8,583,539	$(583,097)	$8,615,651	$(1,743,362)

     Amortization expense was $18,322, $564,775 and $1,160,265 for the years ended December 31, 2002, 2003 and 2004, respectively. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company uses the straight-line method of amortization because it generates greater period expense than the percent of future revenues method. Estimated aggregate amortization expense for each of the next five years is as follows:

2005	$853,994
2006	833,268
2007	833,268
2008	347,173
2009	—

Total	$2,867,703

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property and Equipment

     The balances of major classes of property and equipment were as follows:

	Estimated	December 31,
	Useful Lives	2003	2004
Computer and other equipment	3 years	$2,676,690	$4,351,454
Furniture and fixtures	5 years	1,113,665	1,533,763
Software	3 years	604,928	1,036,348
Leasehold improvements	Lesser of lease term or 5 years	157,776	365,391
Third-party components leased to customers	5 – 7 years	14,334,502	11,924,291

		18,887,561	19,211,247

Less accumulated depreciation and amortization		(7,163,073)	(10,379,134)

		$11,724,488	$8,832,113

     For the years ended December 31, 2003 and 2004, the Company entered into capital lease arrangements for computer equipment totaling $107,000 and $0, respectively.

6. Major Customers and Related Party Transactions

     Ascension Health is the beneficial owner of 7,017,544 shares of Series E preferred stock. Upon completion of the initial public offering (see Note 16), the Series E preferred stock held by Ascension Health converted to 850,598 shares of common stock. Revenue associated with hospitals controlled by Ascension Health accounted for approximately 8% and 36% of total revenue during 2003 and 2004, respectively, representing the only customer with greater than a ten percent share of total revenue during the year ended December 31, 2004. As of December 31, 2004, Ascension Health and one of its affiliates held warrants to purchase up to 36,424 and 30,303 shares of common stock at exercise prices of $5.52 and $6.68, respectively.

     In 2002, the Company had three customers who accounted for approximately 23%, 22% and 10% of total revenue. In 2003, the Company had two customers who accounted for approximately 14% and 18% of total revenue.

     During 2001, the Company entered into a consulting agreement with a company associated with one of the Company’s board members. The Company paid $46,476, $11,000 and $59,150 of consulting fees under this agreement during the years ended December 31, 2002, 2003 and 2004, respectively. As of June 8, 2004, the board member resigned from the Company’s Board of Directors.

7. Licensing Agreements

     In February 1999, the Company entered into a license and royalty agreement with the University of Alabama at Birmingham Research Foundation (“UABRF”) for the right to sell, lease, subscribe, license or sublicense certain technology and know-how as a component or part of its UltraStructure software license. Under the terms of the license agreement, the Company paid a licensing fee of $5,000 and transferred an aggregate of 72,727 shares of common stock to UABRF. The Company is obligated to pay royalties of 5% of gross revenues collected from the sale, lease, subscription, licensing or sublicensing of certain products that are based upon the technology and know-how licensed from UABRF. This royalty percentage declines 1% per year on the anniversary date of the agreement until it reaches 1%. For the royalty years beginning on February 16, 2004, total annual royalty payments are capped at $200,000. Such royalty payments shall be no less than $5,000 each calendar year and are not to exceed $2,500,000 in the aggregate. The Company has paid a total of $61,329 in connection with this agreement as of December 31, 2004.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Savings and Retirement Plans

     The Company has established a 401(k) Plan (the “Plan”) for all eligible employees pursuant to Section 401(k) of the Internal Revenue Code. The Plan allows employees to contribute up to a maximum amount of $11,000, $12,000 and $13,000 annually for 2002, 2003 and 2004 respectively. The Company does not match employee contributions to the Plan.

     On May 30, 2003, the Company adopted the Ultravisual 401(k) Plan (the “Ultravisual Plan”) for all former Ultravisual employees. The Ultravisual Plan was established pursuant to Section 401(k) of the Internal Revenue Code. The Plan allows former Ultravisual employees to contribute up to a maximum amount of $12,000 annually for 2003. The Company formerly matched employee contributions based on a discretionary percentage of employee contributions that was determined on an annual basis. Total matching contributions to the Plan were $27,178 and $10,212 during the years ended December 31, 2003 and 2004, respectively. As of April 1, 2004, the Company ceased matching contributions under the Ultravisual Plan.

9. Income Taxes

     The Company has not had taxable income since incorporation and, therefore, has not paid any income tax. Significant components of deferred taxes are as follows:

	December 31,
	2003	2004
Deferred tax assets (liabilities):
Net operating loss carryforward	$14,244,387	$15,679,356
Depreciation	(1,196,113)	(637,750)
Research credit carryforward	71,349	71,349
Bad debts	18,500	27,750
Accrued compensation	96,872	69,568
Stock based compensation	—	219,766
Deferred revenue	751,645	1,990,022
Acquired software	(1,478,466)	(1,061,050)
Trademark	(95,000)	(95,000)
Other	3,237	9,602

	12,416,411	16,273,613

Valuation allowance	(12,511,411)	(16,368,613)

Net deferred tax liability	$(95,000)	$(95,000)

     Because the majority of the deferred tax assets relate to net operating loss (NOL) carryforwards that can only be realized if the Company is profitable in future periods and because the company has never been profitable in the past, it is uncertain whether the Company will realize any tax benefit related to the net operating loss carryforward. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward period. The net operating loss and research credit carryforwards expire at various times through 2024. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes restrictions on the amount of net operating loss and research credit carryforwards that the Company may use in any year. Due to recent stock issuances, it is possible that such limitations could currently apply. The Company has not performed a detailed analysis on its ability to use these net operating loss and research credit carryforwards. However, it is not anticipated that any such analysis would have a material impact on the balance sheet as a result of offsetting changes in the deferred tax valuation allowance. At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $42.4 million.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the income tax benefit computed using the statutory rate of 34% to the tax provision reported in the statements of operations is as follows:

	For the Year Ended December 31,
	2002	2003	2004
Tax benefit computed at the statutory rate	$(2,830,723)	$(3,862,163)	$(3,560,677)
State taxes, net of federal tax benefit	(249,770)	(340,779)	(314,178)
Increase (decrease) in tax from:
Change in deferred tax valuation allowance	3,042,901	4,122,570	3,857,202
Permanent differences	37,592	28,655	33,151
Other	—	51,717	(15,498)
Benefit for income taxes	$—	$—	$—

10. Debt

Long-term debt consists of the following:

	December 31,
	2003	2004
Secured promissory note payable to finance company in 60 monthly installments of $44,619, including interest at 10.0%, due in December 2006, secured by hardware and software at customer site with a net book value at December 31, 2004 of $541,000	$1,382,795	$966,932
Secured promissory note payable to finance company in 60 monthly installments of $38,139, including interest at 9.88%, due in March 2007, secured by hardware and software at customer site with a net book value at December 31, 2004 of $705,000	1,267,812	919,938
Secured promissory note payable to bank in 58 monthly installments of $11,325, including interest at 4.76%, final payment of $9,807 in September 2007, secured by hardware and software at customer site with a net book value at December 31, 2004 of $410,000	474,063	358,225
Secured promissory note payable to bank in 54 monthly installments of $82,824, including interest at 6.13%, due in June 2007, secured by hardware and software at customer site with a net book value at December 31, 2004 of $1,989,000	3,070,170	2,259,417
Promissory note to governmental agency payable in 57 monthly installments of $4,880, including interest at 4.0%, final payment of $4,323 in October 2007 (assumed in Ultravisual merger)	207,261	156,119
Promissory notes to various purchasers under a subordinated debt agreement payable in quarterly installments starting June 25, 2005, net of discount of $645,894 at December 31, 2004	—	3,339,088

Total debt	6,402,101	7,999,719
Current portion	(1,740,583)	(2,471,759)

Long-term debt, less current portion	$4,661,518	$5,527,960

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt are as follows as of December 31, 2004:

2005	$2,471,758
2006	2,975,096
2007	2,552,857
2008	—

$7,999,711

     The Company entered into a loan and security agreement with a bank dated April 30, 2004 which was amended as of July 31, 2004, under which the Company can borrow up to $4.0 million subject to certain restrictions. Interest accrues at the prime rate plus 1.5% to 2.0%, depending on net income. There were no amounts outstanding under this agreement at December 31, 2004. This line of credit expires April 30, 2006, at which time all advances will be due and payable.

     On June 25, 2004, the Company issued $4.0 million of promissory notes to three purchasers under one subordinated debt agreement. The subordinated debt agreement incorporates by reference certain of the restrictions contained in the loan and security agreement, as amended, referred to in the preceding paragraph. In addition, the Company is required to redeem the notes starting July 25, 2005, at which time the Company is required to begin payment of eight quarterly installments of principal of $300,000. The notes expire June 25, 2007 at which time all outstanding principal and accrued interest will be immediately due and payable. Interest accrues at 8.25% through June 25, 2006 and at 10% from that date until June 25, 2007. In connection with the notes, the Company issued 127,589 warrants to purchase common stock at an exercise price of $4.70 per share. The warrants vested upon execution of the subordinated debt agreement. The proceeds from the $4.0 million promissory notes were allocated to the carrying value of the notes and the warrants issued based on their relative fair values, resulting in the recognition of a debt discount of $800,000, which the Company will recognize as additional interest expense over the term of the notes using the interest method. Two of the three purchasers are affiliated with Company stockholders.

11. Capital Lease Obligations

     In July 2002, the Company completed financing of third-party hardware and software related to one of its customer sites under a sale-leaseback arrangement with a finance company. The third-party hardware and software was sold to a finance company for $2,647,639. Proceeds from the finance company were received in cash. The cash received was used to pay for the third-party hardware and software. The transaction has been accounted for as a capital lease, wherein the hardware and software remain on the Company’s books and will continue to be depreciated. The lease has a term of 57 months. The Company has the option to renew the lease at the end of the lease term, the option to prepay the lease after two years and the option to purchase the hardware and software at the end of the lease at its fair value.

     During 2003, the Company entered into agreements for certain office and computer equipment that are classified as capital leases. Accumulated amortization of the leased equipment at December 31, 2002, 2003 and 2004 was $47,761, $119,588 and $195,383, respectively. Amortization of assets under capital leases is included in depreciation expense.

     The future minimum lease payments required under the leases and the present value of the net minimum lease payments as of December 31, 2004, are as follows:

2005	$787,958
2006	762,796
2007	192,719
2008	1,404

Total minimum lease payments	1,744,877
Loan closing costs	(17,278)

Net total minimum lease payments	1,727,599
Amount representing interest	(239,247)

Present value of net minimum lease payments	1,488,352
Current maturities of capital lease obligations	(619,666)

Long-term capital lease obligations	$868,686

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Stockholders’ Equity

Authorized Capital

     On May 30, 2003, in conjunction with the Merger (see Note 3), the Company’s authorized $0.001 par value common stock was increased to 151,000,000 shares and the Company’s authorized $0.001 par value preferred stock was increased to 74,365,000 shares. On June 25, 2003, in conjunction with the Series E preferred stock private placement, the Company’s authorized $0.001 par value common stock was increased to 165,050,000 shares and the Company’s authorized $0.001 par value preferred stock was increased to 88,415,000 shares.

Common Stock

     During 2002, 2003 and 2004 the Company issued zero, 3,430 and 22,972 shares of common stock, respectively, in conjunction with the exercise of employee stock options.

Common Stock Restrictions

     Under the stockholder agreement, which will automatically terminate upon an initial public offering, no common stockholder party thereto may sell common shares without offering the shares first to the Company, and then to the other parties to the stockholder agreement, on the same terms as the proposed transfer.

Series A Preferred Stock Private Placement

     Pursuant to a private placement in January 2000, the Company issued 5,965,000 shares of Series A preferred stock at $0.2514669 per share. The total consideration received was $1,438,543, net of issuance costs of $61,457.

Series B Preferred Stock Private Placement

     On June 26, 2000, October 24 and October 30, 2000, the Company issued 22,538,597 shares of Series B preferred stock at $0.57 per share. The total consideration received was $12,706,700, net of issuance costs of $140,300.

Series C Preferred Stock Private Placement

     On October 2, 2001, November 15, 2001, and March 15, 2002, the Company issued 27,433,370 shares of Series C preferred stock at $0.4275 per share. The total consideration received was $11,515,463, net of issuance costs of $212,301. In 2001, consideration of $6,480,757 was received for 15,159,667 shares. The closing of the second tranche of the Series C preferred stock private placement occurred on March 15, 2002 and consisted of 12,273,703 shares that were issued for $5,243,545, net of issuance costs of $3,462. These amounts are included in the total amounts above.

Series D Preferred Stock Private Placement

     In conjunction with the Ultravisual merger (see Note 3), the Company issued 13,727,358 shares of Series D preferred stock. The shares were valued at $0.4275 per share.

Series E Preferred Stock Private Placement

     On June 25, 2003 and July 25, 2003, the Company issued 14,035,087 shares of Series E preferred stock at $0.4275 per share. The total consideration received was $5,889,378, net of issuance costs of $110,622.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B-1 Preferred Stock Issuance

     In conjunction with the closing of the Series C preferred stock private placement on the dates mentioned above, a new class of preferred stock was issued to former Series B preferred stockholders that did not fully participate in the Series C preferred stock private placement. The Series B-1 preferred stock has the same rights and privileges as the Series B preferred stockholders had before the closing of the Series C preferred stock private placement.

Redemption Rights of Series B, B-1, C and E Preferred Stock

  Series B and B-1 Preferred Stock

     From June 1, 2006 to December 1, 2006, upon ninety days prior written notice, a majority of the holders of the then outstanding stock may require the Company to redeem up to thirty-three and one-third percent of the holder’s Series B and B-1 preferred stock at the Series B original issue price plus any and all declared but unpaid dividends. From June 1, 2007 to December 1, 2007, upon ninety days prior written notice, such holders may require the Company to redeem up to fifty percent of the holder’s Series B and B-1 preferred stock at the Series B original issue price plus any and all declared but unpaid dividends. Beginning June 1, 2008, upon ninety days prior written notice, such holders may require the Company to redeem all or any part of that holder’s Series B and B-1 preferred stock at the Series B original issue price plus any and all declared but unpaid dividends.

  Series C Preferred Stock

     From June 1, 2007 to December 1, 2007, upon ninety days prior written notice, a majority of the holders of the then outstanding stock may require the Company to redeem up to thirty-three and one-third percent of the holder’s Series C preferred stock at the Series C original issue price plus any and all declared but unpaid dividends. From June 1, 2008 to December 1, 2008, upon ninety days prior written notice, such holders may require the Company to redeem up to fifty percent of the holder’s Series C preferred stock at the Series C original issue price plus any and all declared but unpaid dividends. Beginning June 1, 2009, upon ninety days prior written notice, such holders of stock may require the Company to redeem all or any part of that holder’s Series C preferred stock at the Series C original issue price plus any and all declared but unpaid dividends.

  Series E Preferred Stock

     From June 1, 2008 to December 1, 2008, upon ninety days prior written notice, a majority of the holders of the then outstanding stock may require the Company to redeem up to thirty-three and one-third percent of the holder’s Series E preferred stock at the Series E original issue price plus any and all declared but unpaid dividends. From June 1, 2009 to December 1, 2009, upon ninety days prior written notice, such holders may require the Company to redeem up to fifty percent of the holder’s Series E preferred stock at the Series E original issue price plus any and all declared but unpaid dividends. Beginning June 1, 2010, upon ninety days prior written notice, such holders may require the Company to redeem all or any part of that holder’s Series E preferred stock at the Series E original issue price plus any and all declared but unpaid dividends.

Dividend Rights

  Series A Preferred Stock

     Series A preferred stockholders are entitled to receive cumulative dividends at the annual rate of 6% of the Series A original issue price, when and if declared by the Company’s Board of Directors. These dividends are also preferred in that if a dividend is declared but not fully paid, the deficiency shall first be fully paid before any dividend or other distribution shall be paid or declared on the common stock. Unpaid dividends do not bear or accrue interest. No dividends have been declared.

  Series B, B-1, C, D and E Preferred Stock

     Series B, B-1, C, D and E preferred stockholders are entitled to receive cumulative and preferred dividends at the annual rate of 5% of the Series B, B-1, C, D and E original issue prices, respectively, when and if declared by the Company’s Board of Directors. No dividends will be paid for any of these classes of stock without a like dividend being paid on the remaining four classes of stock. Unpaid dividends shall not bear or accrue interest. No dividends have been declared.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In addition, holders of Series B, B-1, C, D and E preferred shares will receive a proportionate share of any non-cash dividends (securities of other persons, evidences in indebtedness issued by the Company or other persons, assets or options or rights to purchase any such security) paid as though the holders of the Series B, B-1, C, D and E preferred stock were the holders of the number of shares of common stock into which their respective shares are convertible into as of the record date for the determination of the holders of common stock entitled to receive such distribution.

     In the event dividends are paid on any shares of common stock, an additional dividend will be paid with respect to all outstanding shares of Series B, B-1, C, D and E preferred stock in an amount per share equal to the amount paid or set aside for each share of common stock.

Liquidation Preferences

  Series A Preferred Stock

     Upon the liquidation, dissolution, or winding up of the Company, the holders of Series A preferred stock will receive an amount equal to the original issue price for each share of Series A preferred stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared but unpaid dividends on such shares for each share of Series A preferred stock then held, in preference to any distribution to the holders of common stock. Liquidation rights of the Series A preferred stock holders are subordinate to the liquidation rights and preferences of the holders of Series B, B-1, C, D and E preferred stock. Also, holders of Series A preferred stock cannot further participate in the distribution of the assets or surplus funds of Emageon past the original issue price of their Series A preferred stock.

  Series D Preferred Stock

     Upon the liquidation, dissolution, or winding up of the Company, the holders of Series D preferred stock will receive $0.7708 for each share of Series D preferred stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared but unpaid dividends on such shares for each share of Series D preferred stock then held, in preference to any distribution to the holders of Series A preferred stock and common stock.

     Liquidation rights of the Series D preferred stock holders are subordinate to the liquidation rights and preferences of the holders of Series B, B-1, C and E preferred stock. Also, holders of Series D preferred stock cannot further participate in the distribution of the assets or surplus funds of the Company past the liquidation preference price of $0.7708 of their Series D preferred stock.

  Series B, B-1 and C Preferred Stock

     Upon liquidation, dissolution, or winding up of the Company, Series B, B-1, and C preferred stockholders will receive prior and in preference to any distribution to holders of Series A and D preferred stock and common stock, and on a pro rata basis with holders of Series B, B-1 and C preferred stock, respectively, an amount equal to the original issue price (or, in the case of Series C stock $0.534375) for each share of stock held by them (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared but unpaid dividends. If the amount of available funds and assets to be distributed is insufficient to permit the payment of the aforementioned amounts, then all holders of Series B, B-1, C and E preferred stock will receive available funds and assets based on their ownership. Any assets remaining once the preferential payments are made will be paid on a pro rata basis to Series B, B-1 and C preferred stockholders and Series E preferred stockholders (under certain circumstances) as well as common stockholders.

  Series E Preferred Stock

     Upon liquidation, dissolution, or winding up of the Company, if the available funds and assets to be distributed among the stockholders is less than or equal to $61 million, the holders of the Series E Preferred Stock will receive prior and in preference to any distribution to holders of Series A and D preferred stock and common stock, and on a pro rata basis with holders of Series B, B-1 and C preferred stock, an amount equal to the original issue price for each share of stock held by them (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared but unpaid dividends. If the amount of available funds and assets to be distributed is insufficient to permit the payment of the aforementioned amounts, then all holders of Series B, B-1, C

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and E preferred stock will receive available funds and assets based on their ownership. Any assets remaining once the preferential payments are made will be paid on a pro rata basis to Series B, B-1 and C preferred stockholders as well as common stockholders.

     If the available funds and assets to be distributed among the stockholders is greater than $61 million and the calculated share price is less than or equal to $0.4275, the holders of the Series E Preferred Stock will receive prior and in preference to any distribution to holders of Series A and D preferred stock and common stock, and on a pro rata basis with holders of Series B, B-1 and C preferred stock, an amount equal to $0.448875 for each share of stock held by them (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared but unpaid dividends. If the amount of available funds and assets to be distributed is insufficient to permit the payment of the aforementioned amounts, then all holders of Series B, B-1, C and E preferred stock will receive available funds and assets based on their ownership. Any assets remaining once the preferential payments are made will be paid on a pro rata basis to Series B, B-1 and C preferred stockholders as well as common stockholders.

     If the holders of Series E preferred stock are not entitled to receive a distribution under the two sections above, the holders of the Series E preferred stock will receive prior and in preference to any distribution to holders of Series A and D preferred stock and common stock, and on a pro rata basis with holders of Series B, B-1 and C preferred stock, an amount equal to $0.092639 for each share of stock held by them (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared but unpaid dividends. If the amount of available funds and assets to be distributed is insufficient to permit the payment of the aforementioned amounts, then all holders of Series B, B-1, C and E preferred stock will receive available funds and assets based on their ownership. Any assets remaining once the preferential payments are made will be paid on a pro rata basis to Series B, B-1, C and E preferred stockholders as well as common stockholders.

Conversion Rights for Series A, B, B-1, C, D and E Preferred Stock

     Each holder of each class of preferred stock has the right to convert their shares of preferred stock into fully paid and nonassessable shares of common stock based on a conversion price. The conversion price is initially the original issue prices for the Series A, B-1, C and E preferred stock, $0.4275 per share for the Series B preferred stock and $0.7708 per share for the Series D preferred stock and is subject to change based on criteria outlined in the Amended and Restated Certificate of Incorporation in effect as of December 31, 2003, such as the occurrence of a stock dividend, combination or split or a Qualifying initial public offering. Series A, B, B-1, C, D and E will convert to 5,965,000, 22,514, 616, 5,652, 631, 27,433,370, 13,727,358, and 14,035,087 shares of common stock, respectively, prior to giving effect to the reverse stock split described in Note 17.

     Each class of preferred stock would automatically be converted into common stock under either of the following circumstances: (i) the occurrence of a majority vote of any class of preferred stock (voting as a class) and (ii) immediately prior to the closing of a qualifying initial public offering.

     At December 31, 2004, 11,400,000 shares of common stock were reserved in conjunction with the conversion rights of the preferred stockholders.

Voting Rights for Series A, B, B-1, C, D and E Preferred Stock

     Each holder of shares of any series of preferred stock has the right to one vote for each share of common stock the holder would be entitled to based on the conversion factor in place at that time. Each holder of preferred stock has full voting rights and powers equal to the voting rights and powers of the holders of common stock and shall be entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote.

Warrants

     During 2002, the Company issued warrants to purchase 36,363 shares of common stock at $6.68 per share. The warrants were issued as partial consideration for the Company to have the right to use customers’ sites for demonstration purposes. The fair value of the warrants issued was estimated using the Black-Scholes method with the following assumptions: fair value of the common stock of $0.46 per share, dividend yield of zero percent, risk-free interest rate of 4.5%, expected volatility of 70.87% and expected life of five years. Based on this analysis, the value of the warrants is $0. As of December 31, 2004, 31,818 of these warrants were vested.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     During 2003, the Company issued warrants in conjunction with the Ultravisual Merger (see note 3). The warrants do not have an expiration date and are only cancelable in the event of a qualifying IPO by Emageon. This feature causes the weighted average remaining contractual life to be undeterminable (see the warrants outstanding table below).

     On June 25, 2004, in conjunction with the issuance of $4.0 million of promissory notes to various purchasers under one subordinated debt agreement, the Company issued a warrant to purchase 127,589 shares of common stock with an exercise price of $4.70 per share. The warrants vested upon execution of the subordinated debt agreement. The fair value of the warrants issued was $7.80 per share and was estimated using the Black-Scholes method with the following assumptions: fair value of the common stock of $10.725 per share, dividend yield of zero percent, risk-free interest rate of 3.2%, expected volatility of 70.87% and expected life of four years. The proceeds from the $4.0 million promissory notes were allocated to the carrying value of the notes and the warrants issued based on their relative fair values, resulting in the recognition of a debt discount of $800,000, which the Company will recognize as additional interest expense over the term of the notes using the interest method.

     In conjunction with a customer agreement signed in May 2004, the Company issued a warrant to purchase 36,424 shares of common stock at an exercise price of $5.52 per share. These warrants vested upon execution of the agreement. The fair value of the warrants issued was $6.76 per share and was estimated using the Black-Scholes method with the following assumptions: fair value of the common stock of $10.725 per share, dividend yield of zero percent, risk-free interest rate of 3.2%, expected volatility of 70.87% and expected life of 2.5 years. The warrants are recorded at a fair value of $246,410 and classified in prepaid expenses and other current assets in the balance sheet. This amount is being recorded as a sales discount over the life of the agreement.

     A summary of warrant activity and related information is detailed below:

	Year Ended December 31,
	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Common stock warrants at beginning of period	970,807	$5.57	735,760	$5.95	1,315,430	$3.39
Forfeited	(271,410)	4.70	—	—	—	—
Exercised	—	—	—	—	—	—
Granted	36,363	6.68	579,670	$3.33	164,013	$4.88

Outstanding at end of period	735,760	$5.95	1,315,430	$3.39	1,479,443	$3.56

Exercisable at end of period	687,276	$5.90	730,952	$5.81	910,116	$5.66

     A summary of warrants outstanding, the related exercise prices and their remaining contractual terms as of December 31, 2004 is as follows:

		Weighted Average
Range of prices	Number	Remaining Contractual Life
Common Warrants
$0.00825	552,661	Undeterminable
$1.65	4,126	6.6 years
$3.63 to $5.52	458,306	3.8 years
$6.68	464,350	0.9 years

Total Common Warrants	1,479,443
Preferred Warrants
$0.20	33,021	1.2 years
$0.44	183,117	6.6 years

Total Preferred Warrants	216,138

Total Warrants Outstanding	1,695,581

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock Options

     In 2000, the Company established two Stock Option Plans (the “Plans”) as a means to attract, motivate and retain key employees and directors. The Compensation Committee of the Board of Directors administers and interprets the Plans and is authorized to grant options to all eligible employees of Emageon and non-employee directors and consultants. The Plans provide for incentive stock options and non-qualified stock options, which are, in general, granted under the Plans on such terms and at such prices as determined by the Compensation Committee.

     Options granted under the Plans during 2002, 2003 and 2004 generally vest over three years and are exercisable for a period of ten years.

     At December 31, 2004, 2,333,295 shares of common stock were reserved in conjunction with the authorized stock options.

     Pro forma information regarding results of operations is required by SFAS No. 123 as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of the grant using the minimum value method for the years ended December 31, 2002 and 2003 and the Black-Scholes pricing model for the year ended December 31, 2004 with the following weighted average assumptions for the years ended December 31, 2002, 2003 and 2004: dividend yield of zero percent, risk-free interest rates of 4.4%, 3.2% and 3.0% for the years ended December 31, 2002, 2003 and 2004, respectively, an expected life of five years and a volatility factor of 70.9% for the year ended December 31, 2004.

     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for fixed stock options granted to employees, where the strike price of the option equals or exceeds the fair value of the underlying common stock on the grant date.

     The weighted average grant date fair values of options granted to employees under all stock option plans during the years ended December 31, 2002 , 2003 and 2004 were $0.00, $0.00 and $8.42, respectively. During 2002 and 2003, options were granted under these plans at exercise prices greater than market value of the Company’s stock on the date of grant. During 2004, options were granted under these plans at exercise prices less than market value of the Company’s stock on the date of grant.

     A summary of stock option activity and related information is detailed below.

	Year Ended December 31,
	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options at beginning of period	1,042,377	$3.71	1,299,217	$3.93	1,779,527	$4.14
Forfeited	(24,668)	3.63	(15,341)	4.54	(51,842)	4.26
Exercised	—	—	(3,432)	4.37	(22,972)	2.76
Granted	281,508	4.70	499,083	4.70	462,188	5.85

Outstanding at end of period	1,299,217	$3.93	1,779,527	$4.14	2,166,901	$4.46

Exercisable at end of period	570,167	$3.88	978,280	$3.88	1,328,091	$3.94

     Further information relating to stock option plans outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Number	Contractual Life	Price	Number	Price
$1.73 to $2.07	364,384	6.42 years	$1.86	353,828	$1.85
$4.70 to $7.17	1,802,517	7.60 years	4.99	974,263	4.70

	2,166,901	7.40 years	$4.46	1,328,091	$3.94

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Operating Leases

     On January 1, 2000, the company entered into an operating lease agreement for office space that terminated on October 22, 2003. Effective September 28, 2000, the Company subleased the aforementioned office space to a company and entered into another sublease agreement with that same company for office space that terminates on December 31, 2004. The Company also leases additional office space and computer equipment under additional leases. The Company recognized rent expense during the years ended December 31, 2002, 2003 and 2004 of $372,357, $648,927 and $939,461, respectively. The total amount of operating lease payments remaining under these leases as of December 31, 2004 is as follows:

2005	$683,017
2006	624,416
2007	586,822
2008	601,489
2009	616,676
2010	156,732

$3,269,152

15. Selected Quarterly Financial Data (Unaudited)

	Quarters
(in thousands, except per share data)	First	Second	Third	Fourth
2004
Net revenues	$7,117	$12,117	$10,322	$16,246
Gross profit	1,349	5,586	1,819	4,868
Operating income	(3,400)	44	(4,200)	(1,894)
Net income	$(3,592)	$(144)	$(4,533)	$(2,203)

Net loss per share – basic and diluted	$(1.48)	$(0.06)	$(1.69)	$(0.82)

2003
Net revenues	$2,575	$4,088	$7,432	$9,196
Gross profit	401	570	1,507	3,093
Operating income	(2,932)	(3,379)	(2,489)	(1,709)
Net income	$(3,147)	$(3,598)	$(2,695)	$(1,919)

Net loss per share – basic and diluted	$(2.40)	$(2.12)	$(1.12)	$(0.80)

16. Rentals Under Operating Leases

     Payments associated with rentals under operating leases were approximately $1,536,000, $2,004,000 and $2,187,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

     The following is a schedule by year of minimum future rental payments under noncancelable operating leases of computer hardware as of December 31, 2004:

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005	$2,432,164
2006	2,349,758
2007	628,583

Total minimum future rentals	$5,410,505

17. Subsequent Events

     On January 25, 2005, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock. The stockholders approved the 1-for-8.25 reverse stock split of the outstanding common stock, which was effected February 4, 2005 with the filing of a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation. The accompanying financial statements give retroactive effect to this reverse stock split for all periods presented.

     On February 14, 2005, the Company completed its initial public offering. The Company sold 5,000,000 shares of its common stock at a price of $13.00 per share. On February 18, 2005, the over-allotment option to purchase 750,000 additional shares of common stock was exercised at $13.00 per share. Total proceeds from the initial public offering (net of underwriting discount and estimated offering expenses) were approximately $67.5 million. In conjunction with the initial public offering, the Company issued 10,827,403 shares of common stock upon the automatic conversion of outstanding shares of preferred stock into shares of common stock. The Company also issued 537,082 shares of common stock upon the required exercise of warrants to purchase common stock upon the closing of the offering. The Company also released the remaining escrow holdback related to the Ultravisual merger upon the closing of the offering. Upon completion of the offering, 552,661 of common stock warrants with an exercise price of $0.00825 per share were cancelled.

     With a portion of the proceeds from the offering, the Company repaid $4.0 million of its subordinated debt on February 18, 2005. Concurrent with this repayment, the Company recorded a non-cash charge of $621,012 relating to the write-off of the debt discount discussed in Note 10.

     Subsequent to December 31, 2004, the Company was released from its requirement of maintaining $374,132 of the restricted cash balance related to one of the two secured promissory notes to finance equipment located at customer sites.

     Pursuant to certain of its debt instruments, the Company has certain covenants relating to the timely delivery of financial statements. Certain of these covenants were not met relating to the delivery of the December 31, 2004 financial statements; however, the interested parties have waived such breaches.

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 30, 2003, by and among Emageon, Inc., Emageon—UV Development Corporation, Ultravisual Medical Systems Corporation and Jeff Rusinow as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

3.1	Emageon Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

3.2	Emageon Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

4.1	Form of Emageon Inc. common stock certificate (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.1#	Imageon Solutions, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.2#	Emageon, Inc. 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.3#	Emageon Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.4#	Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.5#	Employment Agreement of Charles A. Jett, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.6#	Employment Agreement of Milton G. Silva-Craig (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.7#	Employment Agreement of W. Randall Pittman (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.8#	Employment Agreement of Mark A. Gehring (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.9#	Employment Agreement of Noel D. Gartman (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

Exhibit No.	Description
10.10	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.11	Amended and Restated Registration Rights Agreement, dated as of October 2, 2001, by and among Emageon UV, Inc. and certain stockholders, as amended and joined on May 30, 2003 and June 25, 2003 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.12†	Enterprise Agreement, dated as of May 5, 2004, by and between Emageon UV, Inc. and Ascension Health (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 8, 2005)

10.13	Lease Agreement, dated as of December 20, 2001, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.13A	Sixth Amendment to Lease Agreement, dated as of July 23, 2004, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13A to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.14	Note and Warrant Purchase Agreement, dated as of June 25, 2004, among Emageon UV, Inc. and Whitecap Alabama Growth Fund I, LLC, Enhanced Alabama Issuer, LLC and Advantage Capital Alabama Partners I, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15	Emageon, Inc. Amended and Restated Stockholders Agreement, dated as of October 2, 2001, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15A	Emageon, Inc. First Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of May 30, 2003, among Emageon, Inc and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15A to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15B	Emageon, Inc. Second Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of June 25, 2003, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15B to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

14.1*	Emageon Inc. Code of Ethics

21.1*	Subsidiary of Emageon Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Indicates a management contract or any compensatory plan, contract or arrangement

†	Confidential treatment has been granted for portions of this exhibit