Form 10-Q
period 2005-03-31
EMAGEON INC
filed 2005-05-16
CIK 1121439

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                            to

Commission File No.: 0-51149

Emageon Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1240138

(State of incorporation)	(I.R.S. Employer Identification No.)

1200 Corporate Drive, Suite 200
Birmingham, Alabama	35242

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(205) 980-9222

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑

     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of May 9, 2005 was 20,027,621.

2

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

EMAGEON INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,614,285	$5,994,589
Marketable securities	29,582,046	—
Trade accounts receivable, net of allowance for doubtful accounts of $75,000	10,871,042	14,255,375
Prepaid expenses and other current assets	1,953,029	1,799,046
Deferred offering costs	—	1,326,242
Unbilled revenue	264,495	301,584
Third-party components to be sold to customers	1,412,761	1,421,887

Total current assets	84,697,658	25,098,723
Property and equipment, net	10,394,517	8,832,113
Restricted cash	530,494	902,997
Other noncurrent assets	115,859	61,859
Intangible assets:
Goodwill	3,754,586	3,754,586
Acquired software, net	2,638,660	2,846,977
Capitalized software development costs, net	103,274	20,726
Trademark	250,000	250,000

	6,746,520	6,872,289

Total assets	$102,485,048	$41,767,981

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,041,793	$4,657,906
Accrued payroll and related costs	937,163	1,557,566
Deferred revenue	22,736,551	21,357,609
Other accrued expenses	1,669,713	3,837,841
Current portion of long-term debt	1,896,489	2,471,759
Current portion of capital lease obligations	634,718	619,666

Total current liabilities	34,916,427	34,502,347
Long-term deferred revenue	2,927,558	2,795,738
Deferred tax liability	95,000	95,000
Long-term debt	2,283,499	5,527,960
Capital lease obligations, less current portion	704,014	868,686

Total liabilities	40,926,498	43,789,731
Redeemable preferred stock:
Series B redeemable preferred stock, $0.001 par value; 17,200,000 shares authorized, no shares and 16,885,966 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	9,597,550
Series B-1 redeemable preferred stock, $0.001 par value; 5,700,000 shares authorized, no shares and 5,652,631 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	3,209,801
Series C redeemable preferred stock, $0.001 par value; 27,500,000 shares authorized, no shares and 27,433,370 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	11,620,280
Series E redeemable preferred stock, $0.001 par value; 14,050,000 shares authorized, no shares and 14,035,087 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	5,920,761

Total redeemable preferred stock	—	30,348,392
Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value; 5,965,000 shares authorized, no shares and 5,965,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	1,438,543
Series D preferred stock, $0.001 par value; 18,000,000 shares authorized, no shares and 13,727,358 shares issued and no shares and 12,354,620 outstanding at March 31, 2005 and December 31, 2004, respectively	—	5,868,446
Common stock, $0.001 par value; 66,000,000 and 165,050,000 shares authorized, 20,203,378 and 3,056,181 issued and 20,027,621 and 2,709,370 shares outstanding at March 31, 2005 and December 31, 2004, respectively	20,203	3,056
Additional paid in capital	113,042,683	6,997,757
Treasury stock, 175,757 shares, at cost	(275,500)	(275,500)
Accumulated deficit	(51,228,836)	(46,402,444)

Total stockholders’ equity (deficit)	61,558,550	(32,370,142)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$102,485,048	$41,767,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Revenue:
System sales	$7,719,033	$4,909,043
Support services	3,617,289	2,208,025

Total revenue	11,336,322	7,117,068
Cost of revenue:
System sales	4,823,021	3,489,291
Support services	3,083,346	2,279,070

Total cost of revenue	7,906,367	5,768,361

Gross profit	3,429,955	1,348,707
Operating expenses:
Research and development	2,384,728	1,269,043
Sales and marketing	2,689,483	1,737,592
General and administrative	2,555,199	1,741,767

Total operating expenses	7,629,410	4,748,402

Operating loss	(4,199,455)	(3,399,695)
Other income (expense):
Interest income	232,788	1,499
Interest expense	(851,425)	(193,832)

Total other income (expense)	(618,637)	(192,333)

Net loss	$(4,818,092)	$(3,592,028)

Net loss per share -basic and diluted	$(0.42)	$(1.48)

Weighted average common stock outstanding -basic and diluted	11,531,986	2,430,648

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Operating activities
Net loss	$(4,818,092)	$(3,592,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	543,961	324,093
Depreciation of property and equipment at contracted customer sites	607,142	706,741
Amortization of acquired software	208,317	208,316
Amortization of capitalized software development costs	5,625	88,910
Interest income on restricted cash	(1,634)	(1,393)
Sales discount from issuance of warrants	30,801	—
Consulting expense for options issued to non-employees	40,320	—
Amortization and write off of subordinated debt discount	645,893	—
Stock based compensation expense	281,988	59,206
Changes in operating assets and liabilities:
Trade accounts receivable	3,384,333	(1,556,040)
Prepaid expenses and other current assets	(184,784)	(472,184)
Unbilled revenue	37,089	(3,207)
Other noncurrent assets	(54,000)	—
Third-party components to be sold to customers	9,126	(529,112)
Accounts payable	2,383,887	1,106,620
Accrued payroll and related costs	(620,403)	(318,879)
Other accrued expenses	(2,168,128)	834,626
Deferred revenue	1,510,762	3,503,934

Net cash provided by operating activities	1,842,203	359,603
Investing activities
Purchases of property and equipment for internal purposes	(1,972,357)	(285,753)
Purchases of third-party components to be located at contracted customer sites	(741,150)	(61,139)
Purchases of marketable securities	(29,582,046)	—
Capitalized software development costs	(88,173)	—

Net cash used in investing activities	(32,383,726)	(346,892)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	69,348,735	4,261
Proceeds from issuance of preferred stock, net of issuance costs	53,591	—
Payments on capital lease obligations	(149,620)	(114,040)
Payments of loans	(4,465,624)	(445,741)
Additions to restricted cash to secure letter of credit	—	(96,000)
Cash released from restriction	374,137	—

Net cash provided by (used in) financing activities	65,161,219	(651,520)

Net increase (decrease) in cash and cash equivalents	34,619,696	(638,809)
Cash and cash equivalents at beginning of period	5,994,589	2,340,407

Cash and cash equivalents at end of period	$40,614,285	$1,701,598

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements of Emageon Inc. (“Emageon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation.

Securities Held-to-Maturity

     The Company is required to classify debt securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. As of March 31, 2005, the Company classified all debt securities as held-to-maturity. At March 31, 2005, securities held-to-maturity totaling $29,582,046 consisted of U.S. Government Agency securities as well as marketable debt securities carried at amortized cost in accordance with the Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The estimated fair value of all held-to-maturity securities at March 31, 2005 was approximately $29,609,900.

Income Taxes

     The Company accounts for income taxes using the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has established a full valuation allowance against its deferred tax assets.

Indemnification Provisions

     In November 2002, the FASB issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which is an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of those of our agreements that we have determined to be within the scope of FIN 45:

     (1) Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. Our infringement indemnity provisions typically give us the option to make modifications of the product so it is no longer infringing or, if it cannot be corrected, to require the customer to return the product in exchange for a specified payment for loss of use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to some portion of the fees paid by the customer over some portion of the contract term. To date, we have not incurred costs to settle claims or pay awards under these indemnification obligations. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2005.

     (2) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2005.

     (3) Our standard contracts with customers typically provide for a 99% guarantee of system availability and a 98% guarantee of component availability with penalty provisions if our solution fails to meet the guarantee thresholds. Our 99% system availability guarantee covers our solution as a whole, while the component guarantee covers each individual component, as in certain circumstances a component may fail without affecting system availability. The penalty provisions in our contracts typically allow for a reduction in the software maintenance fee related to failure to meet guaranteed “uptime” percentages. We calculate these penalties as a percentage of the software maintenance fee and would reduce the amount of the software maintenance fee charged in a specific period for these penalties. To date, we have not incurred any penalties associated with these guarantees. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2005.

(2) COMPUTATION OF NET LOSS PER SHARE

     Net loss per share — basic is computed using the weighted average common shares outstanding during the period. Net loss per share -diluted is computed using the weighted average common shares outstanding and common share equivalents shares outstanding during the period. Common share equivalents consist of common convertible preferred stock, stock warrants and options to purchase common stock. Certain potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

     The computations for basic and diluted net loss per share for each period are as follows:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net loss	$(4,818,092)	$(3,592,028)
Accretion of redemption value related to redeemable preferred stock	(8,300)	(16,599)

Net loss allocable to common stockholders	$(4,826,392)	$(3,608,627)

Denominator:
Common stock outstanding at beginning of period	2,709,370	2,429,742
Weighted average effect of the conversion of preferred stock to common stock	5,542,188	—
Weighted average effect of the issuance of common stock in initial public offering	2,905,556	—
Weighted average effect of the issuance of common stock and preferred stock pursuant to stock option and warrant exercises	287,447	906
Weighted average effect of the release of escrowed common stock upon completion of initial public offering	87,425	—

Weighted average number of shares of common stock-basic and diluted	11,531,986	2,430,648

Net loss per share-basic and diluted	$(0.42)	$(1.48)

     Preferred stock convertible into 10,827,403 shares of common stock for the three months ended March 31, 2004 was not included in the computation of diluted earnings per share because the effect on earnings per share would have been anti-dilutive. Options and warrants to purchase 2,400,388 and 3,340,888 shares of common stock for the three month periods ended March 31, 2005 and 2004, respectively, and warrants to purchase none and 216,138 shares of Series D preferred stock for the three month periods ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive.

(3) STOCK-BASED COMPENSATION

     The Company recognizes compensation expense for its stock-based employee and director compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the stock and the exercise price of the option. Compensation expense is recognized on a straight-line basis over the vesting period, which is generally three years. The Company recognizes expense for stock-based compensation issued to non-employees and non-directors at fair value in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     Had compensation expense for the stock-based compensation plans been determined using the fair-value method at the grant date for all employee and director awards using the Black-Scholes pricing model, the net loss and related net loss per share would have been as follows for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Actual net loss	$(4,818,092)	$(3,592,028)
Deduct: Accretion of redemption value related to redeemable preferred stock	(8,300)	(16,599)
Add: Total stock-based employee compensation expense determined under APB 25	281,988	59,206
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(526,022)	(73,866)

Pro forma net loss allocable to common stockholders	$(5,070,426)	$(3,623,287)

Denominator:
Weighted average number of shares of common stock-basic and diluted	11,531,986	2,430,648

Pro forma net loss per share -basic and diluted	$(0.44)	$(1.49)

     The pro forma effects on the net loss for the periods presented above are not necessarily representative of the pro forma effects that may occur in future periods.

(4) INITIAL PUBLIC OFFERING

     On February 14, 2005, the Company completed the initial public offering of its common stock. The Company sold 5,000,000 shares of its common stock at a price of $13.00 per share. On February 18, 2005, the over-allotment option to purchase 750,000 additional shares of common stock was exercised at $13.00 per share. Total proceeds from the initial public offering (net of underwriting discount and offering expenses) were approximately $67.2 million. In conjunction with the initial public offering, the Company issued 10,827,403 shares of common stock upon the automatic conversion of outstanding shares of preferred stock into shares of common stock. The Company also issued 537,082 shares of common stock upon the required exercise of warrants to purchase common stock upon the closing of the offering. The Company also released the remaining escrow holdback related to the Ultravisual Medical Systems Corporation (“Ultravisual”) merger upon the closing of the offering. Upon completion of the offering, 552,661 of common stock warrants with an exercise price of $0.00825 per share were canceled. As of the close of the initial public offering, the Company had no remaining warrants to purchase preferred stock outstanding.

     With a portion of the proceeds from the offering, the Company repaid $4.0 million of its subordinated debt on February 18, 2005. Concurrent with this repayment, the Company recorded a non-cash interest charge of $621,012 for the write-off of the debt discount related to warrants issued in connection with the subordinated debt.

(5) NEW ACCOUNTING PRONOUNCEMENT

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R supersedes APB 25, which the Company had previously elected to follow. SFAS 123R will be effective for the Company at the beginning of the fiscal first quarter of 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to restate prior periods. Based on stock options granted through March 31, 2005, the Company estimates that it will record additional costs relating to compensation expense as a result of the adoption of SFAS 123R starting in the first quarter of 2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part I of this quarterly report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Company Overview

     We provide an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations. Our solution consists of advanced visualization and image management software, third-party components and comprehensive support services. Our web-enabled advanced visualization software, which is hosted by the customer, provides physicians across the enterprise -in multiple medical specialties and at any network access point -with tools to manipulate and analyze images in 2D and 3D. We enable physicians to better understand internal anatomic structure and pathology, improving clinical diagnoses, disease screening and therapy planning. We believe our solution improves physician productivity and patient care, enhances customer revenue opportunities, automates complex medical imaging workflow and helps to maximize our customers’ investment in capital equipment and clinical information systems.

Summary

     Our revenue for the quarter ended March 31, 2005 was $11.3 million, which represents a 59.3% increase over the corresponding period in 2004. This increase was comprised of a 57.2% increase in system sales revenue and a 63.8% increase in support services revenue. Our overall gross margin percentage increased from 18.9% for the quarter ended March 31, 2004 to 30.3% for the quarter ended March 31, 2005. We achieved gross margin percentages of 37.5% and 14.8% for system sales and support services revenue, respectively, during the quarter ended March 31, 2005, compared to 28.9% and (3.2%) for the corresponding period in 2004. We recorded a net loss for the quarter ended March 31, 2005 of $4.8 million, compared with a net loss of $3.6 million for the corresponding period in 2004.

     Also, during February 2005, we completed our initial public offering, selling a total of 5,750,000 shares of our common stock at a price of $13.00 per share, which resulted in net proceeds to the Company of approximately $67.2 million. With a portion of the proceeds from the offering, we repaid $4.0 million of our subordinated debt. We also recorded a non-cash interest charge of $0.6 million for the write-off of the debt discount related to warrants issued in connection with the subordinated debt.

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

     We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition and Deferred Revenue

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

     Generally, our software license arrangements do not include significant modification or customization of the underlying software and, as a result, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and (4) collection is probable. We assess each of the four criteria as follows:

•	Persuasive evidence of an arrangement exists: Before we recognize revenue, we conduct an assessment to determine whether a binding arrangement exists with the customer counterparty. To this end, it is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement, prior to recognizing revenue on an arrangement.

•	Delivery has occurred: Before we recognize revenue under any arrangement, we determine whether our software has been actually delivered to the customer counterparty. It is our customary practice to obtain formal acceptance for our software, which is evidenced by written customer acknowledgement. In the event that we grant a customer the right to specified upgrades, we defer recognition of the entire arrangement fee until we deliver the specified upgrades as we have not established vendor-specific objective evidence (VSOE) of fair value for specified upgrades. Specified upgrades include, but are not limited to, future software deliverables that are stated in the customer contract.

•	The customer’s payment is deemed fixed or determinable: If we find that an arrangement exists and that delivery has occurred, before we recognize revenue in respect of any particular customer, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue when all other applicable revenue recognition requirements are met. While our standard payment terms are net 30 days, we have, on a few occasions, extended payment terms beyond 30 days (but none greater than six months) to creditworthy customers. We have established a successful history of collection, without concessions, on these receivables; therefore satisfying the required criteria for revenue recognition. If the fee is determined not to be fixed or determinable, we recognize revenue as the amounts become due and payable.

•	Collection is probable: In addition to the three foregoing factors which we review for each customer arrangement, before we recognize any revenue for any particular customer, we also conduct an assessment of the likelihood of collection from that customer. Both new and existing customers are subjected to a credit review that evaluates such customer’s financial position and ultimately its ability to pay. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If it is determined from the outset of the arrangement that collection is not probable based upon our credit review

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

     We recognize revenue related to the third-party components according to guidance set forth in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Third-party component revenue, including hardware sales and hardware maintenance, is recognized in accordance with contractual terms. When we are responsible for installing the third-party components, revenue is recognized when the third-party components are delivered, installed and accepted by the customer. When we are not responsible for installing the third-party components, revenue is recognized when the third-party components are delivered to the customer. We qualify to recognize hardware sales and hardware maintenance under EITF 00-21 as a result of the following factors: (1) our software is not essential to the functionality of the hardware, (2) our customers have the ability to purchase the hardware from other vendors and (3) the purchase price of the hardware and hardware maintenance is separately stated in our contracts.

     The following is a summary of our product warranty and guarantee and our related accounting policies for these agreements:

     (1) Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. Our infringement indemnity provisions typically give us the option to make modifications of the product so it is no longer infringing or, if it cannot be corrected, to require the customer to return the product in exchange for a specified payment for loss of use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to some portion of the fees paid by the customer over some portion of the contract term. To date, we have not incurred costs to settle claims or pay awards under these indemnification obligations. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2005.

     (2) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2005.

     (3) Our standard contracts with customers typically provide for a 99% guarantee of system availability and a 98% guarantee of component availability with penalty provisions if our solution fails to meet the guarantee thresholds. Our 99% system availability guarantee covers our solution as a whole, while the component guarantee covers each individual component, as in certain circumstances a component may fail without affecting system availability. The penalty provisions in our contracts typically allow for a reduction in the software maintenance fee related to failure to meet guaranteed “uptime” percentages. We calculate these penalties as a percentage of the software maintenance fee and would reduce the amount of the software maintenance fee charged in a specific period for these penalties. To date, we have not incurred any penalties associated with these guarantees. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2005.

     Billings may not coincide with the recognition of revenue. Unbilled revenue occurs when revenue recognition precedes billing to the customer, and arises primarily from sales with predetermined billing schedules. Billings in excess of sales (deferred revenue) occur when billing to the customer precedes revenue recognition, and arise primarily from sales with partial prepayments upon contract execution and from maintenance revenue billed in advance of performance of the maintenance activity. At March 31, 2005, approximately $4.7 million of the balance in current deferred revenue is related to three contracts where we have deferred all contract revenue accounted for under SOP 97-2 as a result of specified upgrades. The remaining balance in deferred revenue is primarily a result of timing of differences in contract execution and acceptance. The majority of our current deferred revenue relates to system sales and non-recurring services, such as implementation and training. Deferred revenue is recognized upon delivery of our products, as ongoing services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied.

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

Capitalization of Software Development Costs

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

     Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding two years. Unamortized capitalized software development costs determined to be in excess of net realizable values are expensed immediately. Historically, we have had very short periods of time between when we believe a product has reached technological feasibility and the date on which we typically release our products for general release. As a result, we have not capitalized material software development costs.

Intangible and Other Long-Lived Assets

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS No. 141”) and SFAS No. 142. SFAS No. 141 requires the purchase method of accounting for all business combinations after June 30, 2001, and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS No. 141 in our allocation of the purchase price of the Ultravisual Medical Systems Corporation (“Ultravisual”) merger, which occurred in May 2003. Accordingly, we have identified and allocated a value to the intangibles based on discounted cash flow analyses and market research, as well as our judgment. SFAS No. 142 requires that intangibles determined to have an indefinite life are not to be amortized but are to be tested for impairment at least annually. We will evaluate intangible assets for impairment on an annual basis and when impairment indicators are identified. In assessing the recoverability of intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenue, which is inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Historically, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property, equipment and intangible assets are amortized over their useful lives. Useful lives of the intangible assets are based on management’s estimates of the period that such assets will generate revenue.

Change in Financial Position

     As noted above, we completed our initial public offering during February 2005. The following significant changes in our financial position occurred as a result of the completion of the initial public offering:

•	We issued 10,827,403 shares of common stock upon the automatic conversion of outstanding shares of preferred stock into shares of common stock.

•	We issued 5,750,000 shares of common stock in connection with the initial public offering.

•	We issued 537,082 shares of common stock upon exercise of mandatorily redeemable warrants in conjunction with the initial public offering.

•	We received total cash proceeds from the initial public offering (net of underwriting discount and offering expenses) of $67.2 million.

•	With a portion of the proceeds from the offering, we repaid $4.0 million of our subordinated debt.

•	We invested the remaining proceeds from the offering in cash equivalents and short-term investments.

     As of March 31, 2005, we have 20,203,378 shares of common stock issued, 20,027,621 shares of common stock outstanding and warrants to purchase 57,114 shares of common stock outstanding at exercise prices ranging from $1.65 to $5.52 per share. As of the close of the initial public offering, we had no remaining warrants to purchase preferred stock outstanding.

Results of Operations

     The following tables set forth information from our unaudited Consolidated Statements of Operations for the quarters ended March 31, 2005 and 2004. The first table sets forth the unaudited Consolidated Statements of Operations with accompanying calculations of the variances from quarter to quarter, in dollars and on a percentage basis for each line item. The second table presents information expressed as a percentage of total revenue except for cost of revenue related to system sales and support services, which are expressed as a percentage of system sales and support services revenue, respectively. Explanations of the reported variances from period to period are contained in the paragraphs following the tables.

	Quarter Ended
	March 31,		Variances
	2005	2004	$	%
	(Dollars in thousands)
Revenue:
System sales	$7,719	$4,909	$2,810	57.2%
Support services	3,617	2,208	1,409	63.8

Total revenue	11,336	7,117	4,219	59.3
Cost of revenue:
System sales	4,823	3,489	1,334	38.2
Support services	3,083	2,279	804	35.3

Total cost of revenue	7,906	5,768	2,138	37.1

Gross profit	3,430	1,349	2,081	154.3
Operating expenses:
Research and development	2,385	1,269	1,116	87.9
Sales and marketing	2,689	1,738	951	54.7
General and administrative	2,555	1,742	813	46.7

Total operating expenses	7,629	4,749	2,880	60.6

Operating loss	(4,199)	(3,400)	(799)	23.5
Other income (expense):
Interest income	233	2	231	NM
Interest expense	(852)	(194)	(658)	339.2

Total other income (expense)	(619)	(192)	(427)	222.4

Net loss	$(4,818)	$(3,592)	$(1,226)	34.1

	Quarter Ended
	March 31,
	2005	2004
Revenue:
System sales	68.1%	69.0%
Support services	31.9	31.0

Total revenue	100.0	100.0
Cost of revenue:
System sales	62.5	71.1
Support services	85.2	103.2

Total cost of revenue	69.7	81.1

Gross profit	30.3	18.9
Operating expenses:
Research and development	21.0	17.8
Sales and marketing	23.7	24.4
General and administrative	22.6	24.5

Total operating expenses	67.3	66.7

Operating loss	(37.0)	(47.8)
Other income (expense):
Interest income	2.0	0.0
Interest expense	(7.5)	(2.7)

Total other income (expense)	(5.5)	(2.7)

Net loss	(42.5)%	(50.5)%

Revenue

     Total revenue, consisting of system sales and support services, increased by $4.2 million, or 59.3%. The increase in revenue was attributable to an increase in the size and number of new customer installations as well as more of our system installations being perpetual licenses rather than term licenses. During the quarters ended March

31, 2004 and 2005, we recognized initial system sales revenue related to four and 13 customer contracts, respectively. All contracts for which initial system sales revenue was recognized during the quarters ended March 31, 2004 and 2005 were perpetual software licenses.

     We believe that the increased number of our contracts was a result of increased customer awareness and acceptance of our products and services with multi-facility healthcare providers. This customer awareness and acceptance was largely attributable to our marketing activities associated with these providers, which included up-front research on prospects, increased responses to “Requests for Proposals” and marketing campaigns, such as programs and exhibits at major trade shows, specifically targeting multi-facility health care providers. We expect revenue to continue to increase as we recognize revenue from our existing long-term customer agreements while also recognizing revenue related to new customer agreements.

     System sales revenue increased by $2.8 million, or 57.2%. Approximately $1.4 million of the increase was attributable to more health care institutions buying and installing our solution, and approximately $1.4 million of the increase is related to a shift in our sales from primarily term licenses, in which revenue is recognized ratably over the multiple years covered by the licenses, to primarily perpetual licenses, in which revenue for the license fee is recognized at system acceptance assuming all applicable revenue recognition criteria have been satisfied.

     Support services revenue increased by $1.4 million, or 63.8%. Approximately $0.9 million of the increase in support services revenue was attributable to a larger number of customers that have implemented our solution and are paying us ongoing support and maintenance fees. The remaining $0.5 million increase in support services revenue was related to the increase in the recognition of non-recurring revenue related to services such as implementation and training for these new customers.

Cost of Revenue

     Cost of revenue increased by $2.1 million, or 37.1%. This increase was attributable to increased purchases of third-party components as a result of the increased number and size of new customer installations. Cost of revenue as a percentage of total revenue decreased from 81.1% for the quarter ended March 31, 2004 to 69.7% for the quarter ended March 31, 2005. The decrease in cost of revenue as a percentage of total revenue was a result of increased software license revenue as a portion of total revenue as a result of our continued transition to selling perpetual software licenses. Our costs associated with software licenses as a percentage of total revenue were significantly lower than costs associated with other components of our revenue.

     Cost of system sales increased by $1.3 million, or 38.2%. This increase was caused by the larger number of health care institutions that acquired and installed our solution. Cost of system sales as a percentage of system sales revenue decreased from 71.1% for the quarter ended March 31, 2004 to 62.5% for the quarter ended March 31, 2005. We anticipate that our cost of revenue will continue to increase in absolute dollars as a result of additional purchases of third-party components related to customer installations.

     Cost of support services increased by $0.8 million, or 35.3%. This increase was caused by an increase in staffing levels in our support services teams. Cost of support services as a percentage of support services revenue decreased from 103.2% for the quarter ended March 31, 2004 to 85.2% for the quarter ended March 31, 2005. The decrease in cost of support services as a percentage of total support services revenue was a result of efficiencies realized as our customer base grew and the cost of support services was spread over the broader base of customers. Additionally, in early 2004, we acquired software that enabled some of our previously manual methods of providing support to be automated, thereby lowering the cost of service delivery. During the first quarter of 2005, we recorded accelerated depreciation of approximately $0.3 million related to hardware and third-party visualization software located at one customer site that we replaced with newer equipment and UltraVisual software.

Gross Margin Percentage

     Our gross margin percentage increased from 18.9% of total revenue for the quarter ended March 31, 2004 to 30.3% of total revenue for the quarter ended March 31, 2005 primarily as a result of the increased revenue attributable to software licenses that have a higher margin than other components of our revenue.

Research and Development

     Research and development expenses increased by $1.1 million, or 87.9%. This increase is attributable to an increase in the number of personnel, which accounted for approximately $0.6 million of the increase, as well as increased spending for outside consultants, which accounted for approximately $0.2 million of the increase. Research and development headcount increased to 63 employees at March 31, 2005 from 49 employees at January 1, 2004. In the future, we expect to continue to invest in research and development as we continue to improve our existing technology and expand our software offering.

Sales and Marketing

     Sales and marketing expenses increased by $1.0 million, or 54.7%. This increase was attributable to increases in personnel-related and commission expenses as a result of an increase in the number of sales representatives, sales support and marketing personnel, the signing of additional contracts and expansion of our marketing efforts, including targeted campaigns related to multi-facility health care providers. Sales and marketing headcount increased to 38 employees at March 31, 2005 from 29 employees at January 1, 2004. As a result, personnel expenses increased approximately $0.4 million, in addition to an increase in commission expense of approximately $0.4 million. Sales and marketing expenses as a percentage of total revenue remained relatively consistent (24.4% for the quarter ended March 31, 2004 as compared to 23.7% for the quarter ended March 31, 2005). We expect to increase our sales and marketing expenses as we hire additional sales and marketing personnel and focus on increasing market awareness of our products and service offerings.

General and Administrative

     General and administrative expenses increased by $0.8 million, or 46.7%. This increase was attributable to an increase in personnel related expenses of approximately $0.2 million from January 1, 2004 to March 31, 2005, as well as increased expenses related to insurance and professional services, such as accounting and legal, of approximately $0.2 million and increased stock-based compensation expense of approximately $0.3 million. General and administrative expenses as a percentage of total revenue decreased from 24.5% for the quarter ended March 31, 2004 to 22.6% for the quarter ended March 31, 2005, which is primarily a factor of our rapid revenue growth. We expect our general and administrative expenses to continue to increase in absolute dollars as a result of being a public company. Specifically, we expect to incur increased costs associated with accounting, consulting, legal and other professional services, increased insurance costs and increased personnel in our finance and legal functions.

Operating Loss

     Operating loss increased by $0.8 million, or 23.5%. Operating loss as a percentage of total revenue decreased from 47.8% for the quarter ended March 31, 2004 to 37.0% for the quarter ended March 31, 2005 as a result of the total revenue increase of $4.2 million coupled with the increased leverage in operating costs discussed above.

Interest Income

     Interest income increased by $0.2 million. This increase is a result of investing the proceeds from our initial public offering.

     Interest expense increased by $0.7 million, or 339.2%. During the quarter ended March 31, 2005, we used a portion of the proceeds from our initial public offering to repay $4.0 million of our subordinated debt. In conjunction with this extinguishment, we recorded a non-cash interest charge of $0.6 million for the write-off of the subordinated debt discount related to warrants issued in connection with the subordinated debt.

Liquidity and Capital Resources

     As of March 31, 2005, we had $70.2 million in cash, cash equivalents and marketable securities, working capital of $49.8 million and $5.5 million of borrowings, as compared to $6.0 million of cash and cash equivalents, working capital deficit of $9.4 million and $9.5 million of borrowings as of December 31, 2004. As of March 31, 2005 and

December 31, 2004, we had approximately $0.5 million and $0.8 million, respectively, of restricted cash and cash equivalents held as collateral for equipment loans related to customer third-party components and one internal equipment lease. During the quarter ended March 31, 2005, the restrictions related to one of the equipment loans were satisfied and therefore we reclassified the amount of $0.4 million to unrestricted cash. The remaining restrictions on the cash will be released in connection with the maturity of the remaining equipment loan and the expiration of the lease.

Operating Activities

     During the three months ended March 31, 2005, cash provided by operations was $1.8 million, which consisted of an increase of $4.3 million from changes in working capital accounts and $2.5 million of cash used resulting from our net loss offset by non-cash items. Changes in the working capital accounts primarily related to a decrease in trade accounts receivable and an increase in deferred revenue due to an increased customer base. There was also an increase in accounts payable that was offset by a decrease in accrued expenses. In addition, we have accounted for a decrease of $1.3 million in certain prepaid assets during the period as cash flow from financing activities because these prepaid assets related to our anticipated initial public offering. If we had not completed our initial public offering, this decrease would have been accounted for as cash flow from operating activities. Our days’ sales outstanding on an annualized basis as of March 31, 2004, December 31, 2004 and March 31, 2005 were 74 days, 114 days and 88 days, respectively. Our weighted average collection period as of March 31, 2005 was 60 days compared to 55 days at December 31, 2004. The changes in other working capital accounts were primarily driven by increased operations and the timing of cash payments.

     During the three months ended March 31, 2004, cash provided by operations was $0.4 million, which consisted of an increase of $2.6 million from changes in working capital accounts and $2.2 million of cash used in operations. Changes in the working capital accounts primarily related to a decrease in trade accounts receivable and an increase in deferred revenue due to an increased customer base and timing of customer payments. The changes in other working capital accounts were primarily driven by increased operations and the timing of cash payments.

     Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenue, accounts receivable and accrued expenses. Fluctuations within accounts receivable and deferred revenue are primarily related to the timing of billings and the associated revenue recognition.

Investing Activities

     We used cash of $32.4 million and $0.3 million for investing activities during the first three months of 2005 and 2004, respectively.

     We used $2.7 million and $0.3 million for property and equipment purchases during the first three months of 2005 and 2004, respectively. Approximately $2.0 million of the purchases for the first quarter of 2005 related to investments in equipment for internal use, including test equipment for our research and development and quality assurance departments as well as computer equipment for new and existing personnel. Substantially all of the purchases for the first quarter of 2004 related to computer equipment for new and existing personnel. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of business. Approximately $0.7 million of the purchases for the first quarter of 2005 related to investments in equipment located at contracted customer sites. We anticipate that we will incur additional capital expenditures at customer sites as we further standardize and update our equipment platform.

     We used $29.6 million for the purchase of marketable securities during the first three months of 2005. The marketable securities consist of U.S. government agency obligations and corporate commercial paper, all with maturities of less than one year.

Financing Activities

     Cash provided by (used in) financing activities totaled $65.2 million and $(0.7) million for the three months ended March 31, 2005 and 2004, respectively. The cash provided by financing activities for the first three months of 2005 resulted primarily from the completion of our initial public offering. This inflow of cash was offset by our $4.0 million repayment of our subordinated debt and other payments on borrowings. During the three months ended March 31, 2005, we also had $0.4 million of restricted cash released from restriction. The cash used in financing activities for the first three months of 2004 resulted from payments on existing borrowings and an addition to restricted cash used to secure a letter of credit for an operating lease.

     The following table summarizes, as of March 31, 2005, the general timing of future payments under our outstanding loan agreements, lease agreements and other long-term contractual obligations:

	Payments Due by Period
		Less than 1			More Than 5
Contractual Cash Obligations	Total	Year	1-3 Years	3-5 Years	Years
	(Dollars in thousands)
Long-term debt	$4,579	$2,181	$2,398	$—	$—
Capital lease obligations	1,545	782	763	—	—
Operating leases	3,203	809	1,167	1,227	—

Total contractual cash obligations	$9,327	$3,772	$4,328	$1,227	$—

     In April 2004, we entered into a loan and security agreement with a bank under which we can borrow up to $4.0 million subject to certain restrictions. Interest accrues at the prime rate plus 1.5% to 2.0%, depending on our net income. This line of credit was amended as of July 31, 2004 and expires April 30, 2006 at which time all advances will be due and payable. As of March 31, 2005 we had no outstanding balance under this line of credit.

     We believe our existing cash, together with future cash flows from operations and the availability under our loan and security agreement will be sufficient to execute our business plan in 2005. However, any projections of future cash inflows and outflows are subject to uncertainty. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products and services and enhancements to existing products and services, and the continuing market acceptance of our solution. To the extent that our existing cash, together with future cash flows from operations and the availability under our loan and security agreement are insufficient to fund our future activities, we may need to raise additional funds through equity or debt financing. Although we are currently not a party to any binding agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R supersedes APB 25, which the Company has elected to follow. SFAS 123R will be effective for the Company at the beginning of the fiscal first quarter of 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to restate prior periods. Based on stock options granted through March 31, 2005, the Company estimates that it will record additional costs relating to compensation expense as a result of the adoption of SFAS 123R starting in the first quarter of 2006.

Forward Looking Statements; Important Factors Affecting Future Results

     Some of the statements made in this section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements which reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “seek”, “predict”, “intend”, “plan”, “estimate”, “anticipate” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. These risks, uncertainties and other factors include, among others, the risk that we may not compete successfully against larger competitors, risks associated with our history of operating losses, the risk that we may not manage our growth effectively, risks associated with our reliance on continuing relationships with large customers, the risk of significant product errors or product failures, our reliance on reseller arrangements for important components of our solution, the risk that we may not respond effectively to changes in our industry, our customers’ reliance on third party reimbursements, and the potential impact on our business of FDA regulations and other applicable health care regulations. In addition, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements.

     These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and in our 2004 Annual Report on Form 10-K. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described herein. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this Quarterly Report, whether as a result of new information, future developments or otherwise.

     If one or more of the risks or uncertainties referred to in this Quarterly Report or in our 2004 Annual Report on Form 10-K materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this prospectus reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, growth strategy and liquidity. You should specifically consider the factors identified in this Quarterly Report that could cause actual results to differ.

     For a more complete discussion of the important factors that may impact future performance and prospects, please refer to the discussion of Risk Factors as set forth in our 2004 Annual Report on Form 10-K in the portion of Item 7 labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our debt instruments do not expose us to material market risks relating to changes in interest rates. Some of the proceeds of our initial public offering have been invested in short-term, interest-bearing, investment grade securities pending their application. The value of these securities will be subject to interest rate risk and could fall in value if interest rates rise.

     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in U.S. marketable debt securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution.

     These investments are generally not collateralized and mature within one year. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

     As previously reported in our 8-K submitted on February 15, 2005, on February 14, 2005, and in connection with the Company’s Public Offering, holders of certain warrants to purchase shares of Common Stock were required by the terms of their warrants to exercise such warrants. Some of these elected to exercise their warrants by paying cash for the exercise price. In connection with these exercises, the Company issued 141,217 shares of Common Stock and received $735,718.64 upon exercise and no underwriting discounts or commissions were paid. Other holders of such warrants exercised their warrants on a cashless basis by surrendering their right to purchase a portion of the shares of Common Stock based on a deemed value of $13.00 per share, representing the price of the Common Stock to the public in the Public Offering. In connection with the cashless exercise of warrants, these warrants were surrendered and the Company issued 395,865 shares of Common Stock upon exercise, and no underwriting discounts or commissions were paid.

     The Company offered and sold the Common Stock issued in connection with the cashless exercise of warrants in reliance on the exemption from registration for exchanges of securities with existing security holders by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended. The Company offered and sold the Common Stock upon the cash exercise of warrants in reliance on the exemption from registration for offers and sales of securities that do not involve a public offering by virtue of Section 4(2) of the Securities Act of 1933, as amended.

     On January 10, 2005, we issued 12,755 shares of our common stock and 12,370 shares of our Series D Preferred Stock to a warrant holder pursuant to the exercise of the warrant held by such warrant holder. On February 28, 2005, we issued 7,389 shares of our common stock to a warrant holder pursuant to the exercise of the warrant held by such warrant holder. The Company offered and sold the Common Stock upon the exercises of these warrants in reliance on the exemption from registration for offers and sales of securities that do not involve a public offering by virtue of Section 4(2) of the Securities Act of 1933, as amended.

     Since January 1, 2005, we have granted stock options to purchase 182,757 shares of common stock with exercise prices ranging from $7.17 to $14.90 per share, to employees and directors pursuant to our stock option plans. During the same period, we issued an aggregate of 200 shares of our common stock pursuant to the exercise of a stock option issued pursuant to our stock option plans. We claimed exemption from registration under the Securities Act for the sales and issuances of all such securities other than the stock options granted to our directors under Rule 701 promulgated under the Securities Act in that such sales and issuances were made either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. The stock options granted to our directors were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they were issued in a transaction not involving public offering.

Use of Proceeds from Initial Public Offering

     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-120621) that was declared effective by the Securities and Exchange Commission on February 8, 2005, pursuant to which we sold all 5,750,000 shares of our common stock registered. We received net proceeds of approximately $67.2 million from the offering. We used $4.0 million of the net proceeds to repay borrowings outstanding under our subordinated notes on February 18, 2005. We invested the remaining net proceeds, after payment of the subordinated notes referred to in the preceding paragraph, in short-term, investment-grade, interest bearing instruments.

     In addition, during the first quarter of 2005, we spent approximately $2.7 million on capital purchases, substantially all of which was spent on purchases of equipment.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with our preparations for our initial public offering, stockholder consents were sought for a number of actions pursuant to Section 228 of the Delaware General Corporation Law. We solicited consent for the following matters:

•	Action 1. Approval of an amendment to Emageon’s Amended and Restated Certificate of Incorporation to effect a reverse stock split, at a ratio of one-for-eight and one-quarter, of all of the issued and outstanding shares of the Company’s Common Stock;

•	Action 2. Adoption of an Amended and Restated Certificate of Incorporation;

•	Action 3. Adoption of Amended and Restated Bylaws;

•	Action 4. Election of Chris H. Horgen as the director nominated by the holders of the Series B and B-1 Preferred Stock, Fred C. Goad, Jr. and Hugh H. Williamson, III as the directors nominated by the holders of the Series C Preferred Stock, John W. Thompson as the director nominated by the holders of Series D Preferred Stock, and Charles A. Jett, Jr., Arthur P. Beattie, Roddy J.H. Clark and Mylle H. Mangum as the remaining at-large directors to our Board of Directors;

•	Action 5. Classification of the above elected directors into classes with one, two and three year terms upon the effectiveness of our Amended and Restated Certificate of Incorporation referred to in Action 2;

•	Action 6. Approval of the Emageon Inc. 2005 Equity Incentive Plan;

•	Action 7. Approval of the Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan;

•	Action 8. Approval of the indemnification agreements to be entered into between Emageon and its directors and officers; and

•	Action 9. Approval of the use of the initial public offering price as the fair market value for shares of our common stock immediately prior to our initial public offering for purposes of calculating fractional shares issuable in respect of the reverse stock split.

     On February 4, 2005, the company had received a sufficient number of stockholder consents as set forth in the table below to approve and make effective all such actions for which consent was solicited.

	All Stockholders-	All Stockholders-	Preferred		Preferred
	Number of	Percentage of	Stockholders-		Stockholders-
	Outstanding Shares	Outstanding Shares	Number of		Percentage of
	Granting Consent	Granting Consent	Outstanding Shares		Outstanding Shares
Action Number			Granting Consent		Granting Consent
Action 1	96,699,388	85.64%	81,592,017	(1)	91.34%
Action 2	96,699,388	85.64%	81,592,017	(1)	91.34%
Action 3	96,699,388	85.64%	N/A		N/A
Action 4 (Series B and B-1 Director) (2)	N/A	N/A	28,167,252		100%
Action 4 (Series C Directors) (2)	N/A	N/A	23,190,681		84.5%
Action 4 (Series D Director) (2)	N/A	N/A	10,608,031		77.28%
Action 4 (At-large Directors)	96,699,388	85.64%	N/A		N/A
Action 5	96,699,388	85.64%	N/A		N/A
Action 6	96,658,318	85.60%	N/A		N/A
Action 7	96,658,318	85.60%	N/A		N/A
Action 8	96,696,424	85.60%	81,592,017	(1)	91.34%
Action 9	N/A	N/A	75,686,667	(3)	90.79%

(1)	Includes Series A Preferred Stock, Includes Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, voting together as a single class on an as-converted basis

(2)	Under the terms of the Stockholders’ Agreement (which terminated following our initial public offering), certain directors were elected by a majority of the class of Preferred Stock for which such director was elected

(3)	Includes Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, voting together as a single class on an as-converted basis

NOTE: Because the above consents were solicited prior to the completion of our public offering and thus prior to the reverse stock split and the conversion of preferred stock into common stock, the tally as set forth above is reported in pre-split and pre-conversion figures.

ITEM 6: EXHIBITS

     (a) Exhibit Index.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit No.	Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 16, 2005.

Emageon Inc.

By:	/s/ Charles A. Jett. Jr.

Charles A. Jett, Jr.
Chief Executive Officer
(principal executive officer)

By:	/s/ W. Randall Pittman

W. Randall Pittman
Chief Financial Officer and Treasurer
(principal accounting and financial officer)