Form 10-Q/A
period 2005-03-31
EMAGEON INC
filed 2005-05-23
CIK 1121439

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE:

     This Amendment No. 1 supersedes and restates in its entirety our quarterly report on Form 10-Q for the period ended March 31, 2005 originally filed on May 16, 2005. The purpose of this Amendment No. 1 is to delete the last sentence of the third paragraph under the subheading “Cost of Revenue” contained within Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to an expected accelerated depreciation charge. It is anticipated that this accelerated depreciation will occur in one or more subsequent quarters.

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

ITEM 6: EXHIBITS

     (a) Exhibit Index.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit No.	Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 23, 2005.

Emageon Inc.

By:	/s/ Charles A. Jett. Jr.

Charles A. Jett, Jr.
Chief Executive Officer
(principal executive officer)

By:	/s/ W. Randall Pittman

W. Randall Pittman
Chief Financial Officer and Treasurer
(principal accounting and financial officer)