Form 10-Q
period 2005-06-30
EMAGEON INC
filed 2005-08-12
CIK 1121439

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
(205) 980-9222

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of August 9, 2005 was 20,070,607.

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,394	$5,994
Marketable securities	44,229	—
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $75 at June 30, 2005 and December 31, 2004, respectively	13,405	14,255
Prepaid expenses and other current assets	2,420	1,799
Deferred offering costs	—	1,326
Unbilled revenue	235	302
Third-party components to be sold to customers	1,925	1,422

Total current assets	80,608	25,098
Property and equipment, net	10,754	8,832
Restricted cash	532	903
Other noncurrent assets	116	62
Intangible assets:
Goodwill	3,755	3,755
Acquired software, net	2,430	2,847
Capitalized software development costs, net	165	21
Trademark	250	250

Total intangible assets	6,600	6,873

Total assets	$98,610	$41,768

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,662	$4,658
Accrued payroll and related costs	1,183	1,557
Deferred revenue	19,172	21,357
Other accrued expenses	2,093	3,838
Current portion of long-term debt	1,927	2,472
Current portion of capital lease obligations	649	620

Total current liabilities	29,686	34,502
Long-term deferred revenue	2,778	2,796
Deferred tax liability	95	95
Long-term debt	1,785	5,528
Capital lease obligations, less current portion	538	869

Total liabilities	34,882	43,790
Redeemable preferred stock:
Series B redeemable preferred stock, $0.001 par value; 17,200,000 shares authorized, no shares and 16,885,966 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	9,597
Series B-1 redeemable preferred stock, $0.001 par value; 5,700,000 shares authorized, no shares and 5,652,631 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	3,210
Series C redeemable preferred stock, $0.001 par value; 27,500,000 shares authorized, no shares and 27,433,370 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	11,620
Series E redeemable preferred stock, $0.001 par value; 14,050,000 shares authorized, no shares and 14,035,087 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	5,921

Total redeemable preferred stock	—	30,348
Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value; 5,965,000 shares authorized, no shares and 5,965,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	1,438
Series D preferred stock, $0.001 par value; 18,000,000 shares authorized, no shares and 13,727,358 shares issued and no shares and 12,354,620 outstanding at June 30, 2005 and December 31, 2004, respectively	—	5,868
Common stock, $0.001 par value; 66,000,000 and 165,050,000 shares authorized, 20,203,681 and 3,056,181 issued and 20,027,924 and 2,709,370 shares outstanding at June 30, 2005 and December 31, 2004, respectively	20	3
Additional paid in capital	113,312	6,998
Treasury stock, 175,757 shares, at cost	(275)	(275)
Accumulated deficit	(49,329)	(46,402)

Total stockholders’ equity (deficit)	63,728	(32,370)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$98,610	$41,768

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
System sales	$13,402	$8,761	$21,121	$13,670
Support services	5,168	3,356	8,785	5,564

Total revenue	18,570	12,117	29,906	19,234
Cost of revenue:
System sales	5,753	4,117	10,576	7,606
Support services	3,322	2,414	6,405	4,693

Total cost of revenue	9,075	6,531	16,981	12,299

Gross profit	9,495	5,586	12,925	6,935
Operating expenses:
Research and development	2,533	1,303	4,918	2,573
Sales and marketing	2,521	2,407	5,210	4,145
General and administrative	2,876	1,832	5,431	3,573

Total operating expenses	7,930	5,542	15,559	10,291

Operating income (loss)	1,565	44	(2,634)	(3,356)
Other income (expense):
Interest income	477	2	710	3
Interest expense	(142)	(190)	(994)	(383)

Total other income (expense)	335	(188)	(284)	(380)

Net income (loss)	$1,900	$(144)	$(2,918)	$(3,736)

Net income (loss) per share — basic and diluted	$0.09	$(0.06)	$(0.19)	$(1.52)

Weighted average common stock outstanding — basic	20,027,665	2,521,496	15,707,613	2,476,072

Weighted average common stock outstanding — diluted	21,493,240	2,521,496	15,707,613	2,476,072

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except for share data)

	Preferred Stock		Common Stock		Additional			Total
		Carrying		Par	Paid in	Treasury	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Equity (Deficit)
Balance at December 31, 2004	19,692,358	$7,306	3,056,181	$3	$6,998	$(275)	$(46,402)	$(32,370)
Exercise of stock options	—	—	503	—	2	—	—	2
Exercise of stock warrants	105,703	58	16,504	—	59	—	—	117
Exercise of mandatorily redeemable stock warrants in connection with initial public offering	—	—	537,082	1	735	—	—	736
Proceeds from initial public offering, net of issuance costs	—	—	5,750,000	6	67,195	—	—	67,201
Automatic conversion of non-redeemable preferred stock into common stock in connection with initial public offering	(19,798,061)	(7,364)	2,402,898	2	7,362	—	—	—
Automatic conversion of redeemable preferred stock into common stock in connection with initial public offering	—	—	8,440,513	8	30,348	—	—	30,356
Stock based compensation - options	—	—	—	—	613	—	—	613
Accretion of redeemable preferred stock	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	(2,918)	(2,918)

Balance at June 30, 2005	—	$—	20,203,681	$20	$113,312	$(275)	$(49,329)	$63,728

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2005	2004
Operating activities
Net loss	$(2,918)	$(3,736)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,221	651
Depreciation of property and equipment at contracted customer sites	1,336	1,368
Amortization of acquired software	417	417
Amortization of capitalized software development costs	31	177
Bad debt expense	20	—
Interest income on restricted cash	(3)	(3)
Sales discount from issuance of warrants	62	20
Consulting expense for options issued to non-employees	41	—
Amortization and write off of subordinated debt discount	646	—
Stock based compensation expense	572	171
Changes in operating assets and liabilities:
Trade accounts receivable	830	(1,010)
Prepaid expenses and other current assets	(683)	(529)
Unbilled revenue	67	(1,372)
Other noncurrent assets	(54)	—
Third-party components to be sold to customers	(503)	(1,105)
Accounts payable	4	159
Accrued payroll and related costs	(375)	90
Other accrued expenses	(1,745)	846
Deferred revenue	(2,203)	8,496

Net cash (used in) provided by operating activities	(3,237)	4,640
Investing activities
Purchases of property and equipment for internal purposes	(3,317)	(575)
Purchases of third-party components to be located at contracted customer sites	(1,168)	(1,131)
Sales of third-party components leased to customers	—	1,501
Purchases of marketable securities	(59,229)	—
Proceeds from maturities of marketable securities	15,000	—
Capitalized software development costs	(175)	(10)

Net cash used in investing activities	(48,889)	(215)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	69,328	7
Proceeds from issuance of preferred stock, net of issuance costs	58	—
Payments on capital lease obligations	(301)	(279)
Payments of loans	(4,933)	(868)
Proceeds from loans, net of issuance costs	—	3,980
Additions to restricted cash to secure letter of credit	—	(96)
Cash released from restriction	374	—

Net cash provided by financing activities	64,526	2,744

Net increase in cash	12,400	7,169
Cash at beginning of period	5,994	2,340

Cash at end of period	$18,394	$9,509

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements of Emageon Inc. (“Emageon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation.
Securities Held-to-Maturity
     The Company is required to classify debt securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. As of June 30, 2005, the Company classified all debt securities as “held-to-maturity”. At June 30, 2005, securities held-to-maturity totaling $44.2 million consisted of U.S. Government Agency securities and marketable corporate debt securities carried at amortized cost in accordance with the Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The estimated fair value of all held-to-maturity securities at June 30, 2005 was approximately $44.5 million.
Income Taxes
     The Company accounts for income taxes using the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The effective tax rate for the three months ended June 30, 2005 is zero percent due to a reduction in the valuation allowance, which equaled the tax effect of our taxable income during the quarter.
     Because the majority of the deferred tax assets relate to net operating loss (NOL) carryforwards that can only be realized if the Company is profitable in future periods, it is uncertain whether the Company will realize any tax benefit related to the net operating loss carryforward. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward period. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes restrictions on the amount of net operating loss and research credit carryforwards that the Company may use in any year. Due to recent stock issuances, it is possible that such limitations could currently apply. The Company has not performed a detailed analysis on its ability to use these net operating loss and research credit carryforwards. However, it is not anticipated that any such analysis would have a material impact on the balance sheet as a result of offsetting changes in the deferred tax valuation allowance.
Indemnification Provisions
     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements regarding obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition and measurement of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of those of our agreements that we have determined to be within the scope of FIN 45:
     (1) Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. Our infringement indemnity provisions typically give us the option to make modifications of the product so it is no longer infringing or, if it cannot be corrected, to require the customer to return the product in exchange for a specified payment for loss of use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to some portion of the fees paid by the customer over some portion of the contract term. To date, we have not incurred any costs to settle claims or pay awards under these indemnification obligations, nor have we been notified of any such claims. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2005.
     (2) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2005.
     (3) Our standard contracts with customers typically provide for a 99% guarantee of system availability and a 98% guarantee of component availability with penalty provisions if our solution fails to meet the guarantee thresholds. Our 99% system availability guarantee covers our solution as a whole, while the component guarantee covers each individual component, as in certain circumstances a component may fail without affecting system availability. The penalty provisions in our contracts typically allow for a reduction in the software maintenance fee related to failure to meet guaranteed “uptime” percentages. We calculate these penalties as a percentage of the software maintenance fee and would reduce the amount of the software maintenance fee charged in a specific period for these penalties. To date, we have not incurred any penalties associated with these guarantees. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2005.
(2) COMPUTATION OF NET INCOME (LOSS) PER SHARE
     Net income (loss) per share — basic is computed using the weighted average common shares outstanding during the period. Net income (loss) per share — diluted is computed using the weighted average common shares outstanding and common share equivalents outstanding during the period. Common share equivalents consist of common convertible preferred stock, stock warrants and options to purchase common stock. Certain common share equivalents were excluded from periods with a net loss because they were anti-dilutive.

     The computations for basic and diluted net income (loss) per share for each period are as follows (in thousands, except for share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$1,900	$(144)	$(2,918)	$(3,736)
Accretion of redemption value related to redeemable preferred stock	—	(17)	(9)	(33)

Net income (loss) allocable to common stockholders	$1,900	$(161)	$(2,927)	$(3,769)

Denominator:
Common stock outstanding at beginning of period	20,027,621	2,430,648	2,709,370	2,429,742
Weighted average effect of the release of escrowed common stock	—	90,242	—	45,121
Weighted average effect of the conversion of preferred stock to common stock	—	—	8,147,536	—
Weighted average effect of the issuance of common stock in initial public offering	—	—	4,303,867	—
Weighted average effect of the issuance of common stock and preferred stock pursuant to stock option and warrant exercises	44	606	418,315	1,209
Weighted average effect of the release of escrowed common stock upon completion of initial public offering	—	—	128,525	—

Weighted average shares of common stock — basic	20,027,665	2,521,496	15,707,613	2,476,072
Effect of dilutive stock options and warrants	1,465,575	—	—	—

Weighted average shares of common stock — diluted	21,493,240	2,521,496	15,707,613	2,476,072

Net income (loss) per share — basic	$0.09	$(0.06)	$(0.19)	$(1.52)

Net income (loss) per share — diluted	$0.09	$(0.06)	$(0.19)	$(1.52)

     Preferred stock convertible into 10,827,403 shares of common stock for the three months and six months ended June 30, 2004 and 10,843,411 shares of common stock for the six months ended June 30, 2005, was not included in the computation of diluted earnings per share because the effect on earnings per share would have been anti-dilutive. Options and warrants to purchase 3,595,204, 2,380,202 and 3,595,204 shares of common stock for the three months ended June 30, 2004 and for the six months ended June 30, 2005 and 2004, respectively, and warrants to purchase 216,138, none and 216,138 shares of Series D preferred stock for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive.
(3) STOCK-BASED COMPENSATION
     The Company recognizes compensation expense for its stock-based employee and director compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the stock and the exercise price of the option. Compensation expense is recognized on a straight-line basis over the vesting period, which is generally three years. The Company recognizes expense for stock-based compensation issued to non-employees and non-directors at fair value in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
     Had compensation expense for the stock-based compensation plans been determined using the fair-value method at the grant date for all employee and director awards using the Black-Scholes pricing model, the net income (loss) and related net income (loss) per share would have been as follows for the periods indicated (in thousands, except for share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Actual net income (loss)	$1,900	$(144)	$(2,918)	$(3,736)
Deduct: Accretion of redemption value related to redeemable preferred stock	—	(17)	(8)	(33)
Add: Total stock-based employee compensation expense determined under APB 25	290	112	572	171
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of tax)	(559)	(132)	(1,085)	(206)

Pro forma net income (loss) allocable to common stockholders	$1,631	$(181)	$(3,439)	$(3,804)

Denominator:
Weighted average shares of common stock — basic	20,027,665	2,521,496	15,707,613	2,476,072
Effect of dilutive stock options and warrants	1,252,575	—	—	—

Weighted average shares of common stock — diluted	21,280,240	2,521,496	15,707,613	2,476,072

Pro forma net income (loss) per share — basic	$0.08	$(0.07)	$(0.22)	$(1.54)

Pro forma net income (loss) per share — diluted	$0.08	$(0.07)	$(0.22)	$(1.54)

     The pro forma effects on the net income (loss) for the periods presented above are not necessarily representative of the pro forma effects that may occur in future periods.
(4) INITIAL PUBLIC OFFERING
     On February 14, 2005, the Company completed the initial public offering of its common stock. The Company sold 5,000,000 shares of its common stock at a price of $13.00 per share. On February 18, 2005, the over-allotment option to purchase 750,000 additional shares of common stock was exercised at $13.00 per share. Total proceeds from the initial public offering (net of underwriting discount and offering expenses) were approximately $67.2 million. In conjunction with the initial public offering, the Company issued 10,843,411 shares of common stock upon the automatic conversion of outstanding shares of preferred stock into shares of common stock. The Company also issued 537,082 shares of common stock upon the required exercise of warrants to purchase common stock upon the closing of the offering. The Company also released the remaining escrow holdback related to the Ultravisual Medical Systems Corporation (“Ultravisual”) merger upon the closing of the offering. Upon completion of the offering, 552,661 of common stock warrants with an exercise price of $0.00825 per share were canceled. As of the close of the initial public offering, the Company had no remaining warrants to purchase preferred stock outstanding.
     With a portion of the proceeds from the offering, the Company repaid $4.0 million of its subordinated debt on February 18, 2005. Concurrent with this repayment, the Company recorded a non-cash interest charge of $621,012 for the write-off of the debt discount related to warrants issued in connection with the subordinated debt.
(5) MARKETABLE SECURITIES
     At June 30, 2005, the Company had marketable debt securities that were classified as held-to-maturity and carried at amortized cost. Held-to-maturity securities consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
U.S. government agency securities	$34,404	$—
Corporate commercial paper	9,825	—

Total held-to-maturity securities	$44,229	$—

     At June 30, 2005, all held-to-maturity securities were classified as current and the estimated fair value of each investment approximated its amortized cost, and, therefore, there were no significant unrealized gains or losses.

(6) NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires publicly-traded companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R supersedes APB 25, which the Company had previously elected to follow. SFAS 123R will be effective for the Company at the beginning of the fiscal first quarter of 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite services have not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to restate prior periods. Based on stock options granted through June 30, 2005, the Company estimates that it will record additional costs relating to compensation expense as a result of the adoption of SFAS 123R starting in the first quarter of 2006.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and changes in the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that a change in method of depreciation or amortization for long-lived non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.

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
Summary
     Our revenue for the quarter ended June 30, 2005 was $18.6 million, which represents a 53.3% increase over the corresponding quarter in 2004. This increase was comprised of a 53.0% increase in system sales revenue and a 54.0% increase in support services revenue. Our overall gross margin percentage increased from 46.1% for the quarter ended June 30, 2004 to 51.1% for the quarter ended June 30, 2005. We achieved gross margin percentages of 57.1% and 35.7% for system sales and support services revenue, respectively, during the quarter ended June 30, 2005, compared to 53.0% and 28.1%, respectively, for the corresponding quarter in 2004. We recorded net income for the quarter ended June 30, 2005 of $1.9 million, compared with a net loss of $0.1 million for the corresponding quarter in 2004.
     As of June 30, 2005, we had $125.9 million in contracted backlog, consisting primarily of fees for contracted future installations and for the support of existing installations, an increase over the contracted backlog of $118.2 million at December 31, 2004. Our backlog will decrease as we recognize revenue under existing contracts, and it will increase as we enter into new contracts.
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
     The following is a summary of our product warranty and guarantee and our related accounting policies for these agreements:
     (1) Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. Our infringement indemnity provisions typically give us the option to make modifications of the product so it is no longer infringing or, if it cannot be corrected, to require the customer to return the product in exchange for a specified payment for loss of use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to some portion of the fees paid by the customer over some portion of the contract term. To date, we have not incurred any costs to settle claims or pay awards under these indemnification obligations, nor have we been notified of any such claims. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2005.
     (2) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2005.
     (3) Our standard contracts with customers typically provide for a 99% guarantee of system availability and a 98% guarantee of component availability with penalty provisions if our solution fails to meet the guarantee thresholds. Our 99% system availability guarantee covers our solution as a whole, while the component guarantee covers each individual component, as in certain circumstances a component may fail without affecting system availability. The penalty provisions in our contracts typically allow for a reduction in the software maintenance fee related to failure to meet guaranteed “uptime” percentages. We calculate these penalties as a percentage of the software maintenance fee and would reduce the amount of the software maintenance fee charged in a specific period for these penalties. To date, we have not incurred any penalties associated with these guarantees. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2005.
     Billings may not coincide with the recognition of revenue. Unbilled revenue occurs when revenue recognition precedes billing to the customer, and arises primarily from sales with predetermined billing schedules. Billings in excess of sales (deferred revenue) occur when billing to the customer precedes revenue recognition, and arise primarily from sales with partial prepayments upon contract execution and from maintenance revenue billed in advance of performance of the maintenance activity. At June 30, 2005, approximately $1.3 million of the balance in current deferred revenue is related to two contracts where we have deferred all contract revenue accounted for under SOP 97-2 as a result of specified upgrades. The remaining balance in deferred revenue is primarily a result of timing of differences in contract execution and acceptance. The majority of our current deferred revenue relates to system sales and non-recurring services, such as implementation and training. Deferred revenue is recognized upon delivery of our products, as ongoing services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied.
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

Intangible and Other Long-Lived Assets
     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for all business combinations after June 30, 2001, and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS No. 141 in our allocation of the purchase price of the Ultravisual Medical Systems Corporation (“Ultravisual”) merger, which occurred in May 2003. Accordingly, we have identified and allocated a value to the intangibles based on discounted cash flow analyses and market research, as well as our judgment. SFAS No. 142 requires that intangibles determined to have an indefinite life are not to be amortized but are to be tested for impairment at least annually. We will evaluate intangible assets for impairment on an annual basis and when impairment indicators are identified. In assessing the recoverability of intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenue, which is inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Historically, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property, equipment and intangible assets are amortized over their useful lives. Useful lives of the intangible assets are based on management’s estimates of the period that such assets will generate revenue.
Change in Financial Position
     As noted above, we completed our initial public offering during February 2005. The following significant changes in our financial position occurred as a result of the completion of the initial public offering:
•	We issued 10,843,411 shares of common stock upon the automatic conversion of outstanding shares of preferred stock into shares of common stock.

•	We issued 5,750,000 shares of common stock in connection with the initial public offering.

•	We issued 537,082 shares of common stock upon exercise of mandatorily redeemable warrants in conjunction with the initial public offering.

•	We received total cash proceeds from the initial public offering (net of underwriting discount and offering expenses) of $67.2 million.

•	With a portion of the proceeds from the offering, we repaid $4.0 million of our subordinated debt.

•	We invested the remaining proceeds from the offering in cash equivalents and short-term marketable securities.
     As of June 30, 2005, we have 20,203,681 shares of common stock issued, 20,027,924 shares of common stock outstanding and warrants to purchase 57,114 shares of common stock outstanding at exercise prices ranging from $1.65 to $5.52 per share. As of the close of the initial public offering, we had no remaining warrants to purchase preferred stock outstanding.
Results of Operations
     The following tables set forth information from our unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004. The first two tables set forth the unaudited Consolidated Statements of Operations with accompanying calculations of the variances from period to period, in dollars and on a percentage basis for each line item. The third table presents information expressed as a percentage of total revenue except for cost of revenue related to system sales and support services, which are expressed as a percentage of system sales and support services revenue, respectively. Explanations of certain variances from period to period are contained in the paragraphs following the tables.

	For the Three Months Ended
	June 30,		Variances
	2005	2004	$	%
	(in thousands)
Revenue:
System sales	$13,402	$8,761	$4,641	53.0%
Support services	5,168	3,356	1,812	54.0

Total revenue	18,570	12,117	6,453	53.3
Cost of revenue:
System sales	5,753	4,117	1,636	39.7
Support services	3,322	2,414	908	37.6

Total cost of revenue	9,075	6,531	2,544	39.0

Gross profit	9,495	5,586	3,909	70.0
Operating expenses:
Research and development	2,533	1,303	1,230	94.4
Sales and marketing	2,521	2,407	114	4.7
General and administrative	2,876	1,832	1,044	57.0

Total operating expenses	7,930	5,542	2,388	43.1

Operating income	1,565	44	1,521	NM
Other income (expense):
Interest income	477	2	475	NM
Interest expense	(142)	(190)	48	25.3

Total other income (expense).	335	(188)	523	278.2

Net income (loss)	$1,900	$(144)	$2,044	NM

	For the Six Months Ended
	June 30,		Variances
	2005	2004	$	%
	(in thousands)
Revenue:
System sales	$21,121	$13,670	$7,451	54.5%
Support services	8,785	5,564	3,221	57.9

Total revenue	29,906	19,234	10,672	55.5
Cost of revenue:
System sales	10,576	7,606	2,970	39.0
Support services	6,405	4,693	1,712	36.5

Total cost of revenue	16,981	12,299	4,682	38.1

Gross profit	12,925	6,935	5,990	86.4
Operating expenses:
Research and development	4,918	2,573	2,345	91.1
Sales and marketing	5,210	4,145	1,065	25.7
General and administrative	5,431	3,573	1,858	52.0

Total operating expenses	15,559	10,291	5,268	51.2

Operating loss	(2,634)	(3,356)	722	21.5
Other income (expense):
Interest income	710	3	707	NM
Interest expense	(994)	(383)	(611)	(159.5)

Total other expense	(284)	(380)	96	25.3

Net loss	$(2,918)	$(3,736)	$818	21.9%

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue:
System sales	72.2%	72.3%	70.6%	71.1%
Support services	27.8	27.7	29.4	28.9

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
System sales	42.9	47.0	50.1	55.6
Support services	64.3	71.9	72.9	84.3

Total cost of revenue	48.9	53.9	56.8	63.9

Gross profit	51.1	46.1	43.2	36.1
Operating expenses:
Research and development	13.6	10.7	16.4	13.4
Sales and marketing	13.6	19.9	17.4	21.5
General and administrative	15.5	15.1	18.2	18.6

Total operating expenses	42.7	45.7	52.0	53.5

Operating income (loss)	8.4	0.4	(8.8)	(17.4)
Other income (expense):
Interest income	2.6	0.0	2.4	0.0
Interest expense	(0.8)	(1.6)	(3.3)	(2.0)

Total other income (expense).	1.8	(1.6)	(0.9)	(2.0)

Net income (loss)	10.2%	(1.2)%	(9.7)%	(19.4)%

Revenue
     Total revenue for the three months ended June 30, 2005, consisting of system sales and support services, increased by $6.5 million, or 53.3% as compared to the corresponding period in 2004. For the six months ended June 30, 2005, revenue increased 55.5% to $29.9 million compared with $19.2 million for the same period in 2004. The increase in revenue for both periods in 2005 was attributable to an increase in the size and number of new customer installations as well as recognition of revenue that was deferred in the prior year due to previously undelivered elements. During the six months ended June 30, 2004 and 2005, we recognized initial system sales revenue related to seven and 22 customer contracts, respectively. All contracts for which initial system sales revenue was recognized during the six months ended June 30, 2005 were perpetual software licenses. Five out of the seven contracts for which initial system sales revenue was recognized during the six months ended June 30, 2004, were perpetual software licenses.
     We believe that the increased number of our contracts was a result of increased customer awareness and acceptance of our products and services with multi-facility healthcare providers. Of the seven and 22 contracts for which we recognized initial system sales revenue during the six months ended June 30, 2004 and 2005, respectively, six and 20 of these contracts, respectively, are related to agreements with multi-facility healthcare providers. We expect revenue to continue to increase as we recognize revenue from our existing long-term customer agreements while also recognizing revenue related to new customer agreements.
     For the three and six month periods ended June 30, 2005, system sales revenue increased by $4.6 million and $7.5 million, respectively, which represents increases of 53.0% and 54.5%, respectively. Approximately $1.1 million and $2.4 million of the increases for the three and six months ended June 30, 2005, respectively, were attributable to more health care institutions buying and installing our solution, and approximately $3.5 million and $5.1 million of the increases for the three and six months ended June 30, 2005, respectively, were related to a general shift in our sales from term licenses, in which revenue is recognized ratably over the multiple years covered by the licenses, to perpetual licenses, in which revenue for the license fee is recognized at system acceptance assuming all applicable revenue recognition criteria have been satisfied. This shift from term licensing to perpetual licensing occurred in mid-2003 and began to have a significant impact in early 2004. We also recognized system sales revenue of $3.4 million during the three months ended June 30, 2005 related to a contract in which we deferred revenue in 2004 as a result of the existence of certain undelivered upgrades. We delivered the additional software features during the current period and, as a result of all revenue recognition criteria being met, we recognized the system sales revenue associated with the contract.
     For the three and six months ended June 30, 2005, support services revenue increased by $1.8 million and $3.2 million, respectively, which represents increases of 54.0% and 57.9%, respectively. Approximately $1.3 million and $2.2 million of the increases in support services revenue for the three and six months ended June 30, 2005, respectively, were attributable to an increased number of customers that have implemented our solution and are paying us ongoing support and maintenance fees. Also included in the increase for the six months ended June 30, 2005 is the recognition of $0.4 million of revenue related to the contract mentioned in the above paragraph in which we deferred revenue in 2004 as a result of the existence of undelivered upgrades. We delivered the additional software features during the current period and, as a result of all revenue recognition criteria being met, we recognized the support services revenue “catch-up” adjustment during the second quarter of 2005. The remaining $0.5 million and $1.0 million increases in support services revenue for the three and six months ended June 30, 2005, respectively, were related to the increase in the recognition of non-recurring revenue related to services such as implementation and training for these new customers.
Cost of Revenue
     For the three months ended June 30, 2005, cost of revenue increased by $2.5 million, or 39.0%. For the six months ended June 30, 2005, cost of revenue increased by $4.7 million, or 38.1%. These increases were attributable to increased purchases of third-party components as a result of the increased number and size of new customer installations. Cost of revenue as a percentage of total revenue decreased from 53.9% for the quarter ended June 30, 2004 to 48.9% for the quarter ended June 30, 2005. For the six months ended June 30, 2005, cost of revenue as a percentage of total revenue was 56.8%, a decrease from 63.9% for the corresponding period in 2004. The decrease in cost of revenue as a percentage of total revenue was a result of increased software license revenue as a percentage of total revenue as a result of our continued transition to selling perpetual software licenses. Our costs associated with software licenses as a percentage of total revenue are significantly lower than costs associated with other components of our revenue.
     For the three and six months ended June 30, 2005, cost of system sales increased by $1.6 million and $3.0 million, respectively, which represents increases of 39.7% and 39.0%, respectively. These increases were caused by the increased number of health care institutions that acquired and installed our solution. Cost of system sales as a percentage of system sales revenue decreased from 47.0% for the quarter ended June 30, 2004 to 42.9% for the quarter ended June 30, 2005. For the six months ended June 30, 2005, cost of system sales as a percentage of total revenue was 50.1%, a decrease from 55.6% for the corresponding period in 2004. We anticipate that our cost of revenue will continue to increase in absolute dollars as a result of additional purchases of third-party components related to customer installations, which purchases are in turn driven by our increase in customers.
     For the three and six months ended June 30, 2005, cost of support services increased by $0.9 million and $1.7 million, respectively, which represents increases of 37.6% and 36.5%, respectively. These increases were caused by an increase in staffing levels in our support services teams. Cost of support services as a percentage of support services revenue decreased from 71.9% for the quarter ended June 30, 2004 to 64.3% for the quarter ended June 30, 2005. For the six months ended June 30, 2005, cost of support services as a percentage of total revenue was 72.9%, a decrease from 84.3% for the corresponding period in 2004. The decrease in cost of support services as a percentage of total support services revenue was a result of efficiencies realized as our customer base grew and the cost of support services was spread over the broader base of customers. Additionally, in 2004, we acquired software that enabled some of our previously manual methods of providing support to be automated, thereby lowering the cost of service delivery. We continue to realize increased efficiencies as a result of utilizing this software.
Gross Margin Percentage
     Our gross margin percentage increased from 46.1% of total revenue for the quarter ended June 30, 2004 to 51.1% of total revenue for the quarter ended June 30, 2005. For the six months ended June 30, 2005, our gross margin percentage increased to 43.2% as compared to 36.1% for the corresponding period in 2004. These improvements were a result of the increased revenue attributable to software licenses that have a higher margin than other components of our revenue.
Research and Development
     For the three and six months ended June 30, 2005, research and development expenses increased by $1.2 million and $2.3 million, respectively, representing increases of 94.4% and 91.1%, respectively. These increases are attributable to an increase in the number of personnel, which accounted for approximately $0.9 million and $1.7 million of the increases, respectively, as well as increased spending for outside consultants, which accounted for approximately $0.3 million and $0.6 million of the increases, respectively. Research and development headcount increased to 65 employees at June 30, 2005 from 49 employees at January 1, 2004 and 60 employees at June 30, 2004. In the future, we expect to continue to invest in research and development as we continue to improve our existing technology and expand our software offering.
Sales and Marketing
     For the three and six months ended June 30, 2005, sales and marketing expenses increased by $0.1 million and $1.1 million, respectively, representing increases of 4.7% and 25.7%, respectively. The relative stability in sales and marketing expenses during the three months ended June 30, 2005 as compared to the corresponding period in 2004 includes a $0.6 million increase in personnel expenses (excluding commissions), a $0.4 million decrease in commission expense and a decrease in direct marketing expenses of $0.1 million. The decrease in commission expense during the three months ended June 30, 2005 as compared to the corresponding period in 2004 is primarily related to the timing of closing of contracts. The 25.7% increase from the six months ended June 30, 2005 as compared to the corresponding period in 2004 was attributable to an increase of $1.3 million in personnel expenses, a decrease of $0.1 million in commission expense and a decrease in direct marketing expenses of $0.1 million. The decrease in commission expense during the six months ended June 30, 2005 as compared to the corresponding period in 2004 is primarily related to the reduced payments of commissions related to the execution of contract addenda in association with existing customer master contracts. Commission payments related to the execution of master contract addenda are generally less than the payments for new customer contracts as commissions related to the original master contracts have already been paid or are being paid and expensed on a monthly basis over the period of the master contract initial commitment. Commissions for new contract addenda that are included in the master contract are typically paid based on contract revenue above and beyond the levels in the master contract for that particular site; therefore, although the new contract addenda related to these master contracts represent major new contracts, the incremental commission expense associated with these addenda is less than the corresponding level for a similarly sized, new contract.
     Sales and marketing headcount increased to 40 employees at June 30, 2005, from 29 employees at January 1, 2004 and 34 employees at June 30, 2004. For the three months ended June 30, 2005, sales and marketing expenses decreased as a percentage of total revenue, from 19.9% for the quarter ended June 30, 2004 to 13.6% for the quarter ended June 30, 2005. These percentages for the six months ended June 30, 2005 and 2004, were 17.4% and 21.5%, respectively. As we continue to increase our revenue, we believe that sales and marketing expenses as a percentage of revenue will remain relatively consistent. We expect to increase our sales and marketing expenses as we hire additional sales and marketing personnel and focus on increasing market awareness of our products and service offerings.
General and Administrative
     For the three and six months ended June 30, 2005, general and administrative expenses increased by $1.0 million and $1.9 million, respectively, representing increases of 57.0% and 52.0%, respectively. The increase for the three months ended June 30, 2005, was attributable to increased expenses related to insurance and professional services, such as accounting and legal, of $0.3 million, an increase of $0.3 million in depreciation expense, an increase of $0.2 in stock-based compensation and an increase in personnel related expenses of approximately $0.2 million. The increase for the six months ended June 30, 2005 was attributable to increased expenses related to insurance and professional services, such as accounting and legal, of $0.6 million, an increase in personnel related expenses of approximately $0.5 million, an increase of $0.4 million in depreciation expense and an increase of $0.4 in stock-based compensation. General and administrative expenses as a percentage of total revenue increased slightly from

15.1% for the quarter ended June 30, 2004 to 15.5% for the quarter ended June 30, 2005. General and administrative expenses as a percentage of total revenue decreased slightly from 18.6% for the six months ended June 30, 2004 to 18.2% for the six months ended June 30, 2005. Although our general and administrative expenses have increased as a result of being a public company, our general and administrative expenses as a percentage of revenue have decreased as a result of solid revenue growth. We expect our general and administrative expenses to continue to increase in absolute dollars as a result of being a public company and also as a result of our continued growth. Specifically, we expect to incur increased costs associated with accounting, consulting, legal and other professional services, increased insurance costs and increased personnel in our finance, legal and human resources functions.
Operating Income (Loss)
     For the three months ended June 30, 2005, operating income increased by $1.5 million as compared to the three months ended June 30, 2004. Operating income as a percentage of total revenue increased from 0.4% for the quarter ended June 30, 2004 to 8.4% for the quarter ended June 30, 2005. For the six months ended June 30, 2005, operating loss decreased by $0.7 million as compared to the six months ended June 30, 2004. Operating loss as a percentage of total revenue decreased from 17.4% for the six months ended June 30, 2004 to 8.8% for the six months ended June 30, 2005. These improvements are a result of the total revenue increases coupled with the increased leverage in operating costs discussed above.
Interest Income and Expense
     For the three and six months ended June 30, 2005, interest income increased by $0.5 million and $0.7 million, respectively, over the corresponding periods in 2004. These increases are a result of investing the proceeds from our initial public offering.
     For the three months ended June 30, 2005, interest expense decreased less than $0.1 million as compared to the corresponding period in 2004. For the six months ended June 30, 2005, interest expense increased by $0.6 million as compared to the corresponding period in 2004 as a result of our repayment of $4.0 million of our subordinated debt with a portion of the proceeds from our initial public offering. In conjunction with this extinguishment, we recorded a non-cash interest charge of $0.6 million for the write-off of the subordinated debt discount related to warrants issued in connection with the subordinated debt.
Liquidity and Capital Resources
     As of June 30, 2005, we had $62.6 million in unrestricted cash, cash equivalents and marketable securities, working capital of $50.9 million and $4.9 million of borrowings, as compared to $6.0 million of cash and cash equivalents, working capital deficit of $9.4 million and $9.5 million of borrowings as of December 31, 2004. As of June 30, 2005 and December 31, 2004, we had approximately $0.5 million and $0.9 million, respectively, of restricted cash and cash equivalents held as collateral for equipment loans related to customer third-party components and one internal equipment lease. During the quarter ended March 31, 2005, the restrictions related to one of the equipment loans were satisfied and therefore we reclassified the previously restricted amount of $0.4 million to unrestricted cash. The remaining restrictions on cash will be released in connection with the maturity of the remaining equipment loan and the expiration of the lease, which will both occur in 2006.
Operating Activities
     During the six months ended June 30, 2005, cash used in operations was $3.2 million, which primarily related to our net loss of $2.9 million and changes in working capital accounts. We also experienced a decline due to the payment of higher than usual other accrued expenses existing at December 31, 2004 during the first half of 2005. Our days’ sales outstanding in accounts receivable on an annualized basis as of June 30, 2005 and December 31, 2004, were 66 days and 114 days, respectively. Our weighted average collection period for accounts receivable as of June 30, 2005 was less than 50 days compared to 55 days at December 31, 2004. The changes in other working capital accounts were primarily driven by increased operations and the timing of cash payments.

     During the six months ended June 30, 2004, cash provided by operations was $4.6 million, which consisted of an increase in cash of $5.5 million from changes in working capital accounts and a decrease in cash of $0.9 million as a result of our net loss offset by non-cash items. Changes in the working capital accounts primarily related to a decrease in accounts receivable, a decrease in unbilled revenue and an increase in deferred revenue due to an increased customer base and timing of customer payments. The changes in other working capital accounts were primarily driven by increased operations and the timing of cash payments.
     Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenue, accounts receivable and accrued expenses. Fluctuations within accounts receivable and deferred revenue are primarily related to the timing of billings and the associated revenue recognition.
Investing Activities
     We used cash of $48.9 million and $0.2 million for investing activities during the first six months of 2005 and 2004, respectively.
     We used $4.5 million and $1.7 million for property and equipment purchases during the first six months of 2005 and 2004, respectively. Approximately $3.3 million of the purchases for the first half of 2005 related to investments in equipment for internal use, including test equipment for our research and development and quality assurance departments as well as computer equipment for new and existing personnel. Approximately $0.6 million of the purchases for the first half of 2004 related to computer equipment for new and existing personnel. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of business. Approximately $1.2 million and $1.1 million of the purchases for the six months ended June 30, 2005 and 2004, respectively, related to investments in equipment located at contracted customer sites. We anticipate that we will incur additional capital expenditures at customer sites as we further standardize and update our equipment platform. During the six months ended June 30, 2004, we sold equipment that we owned that had a net book value of $1.5 million to a customer.
     We used $44.2 million for the purchase of marketable securities during the first six months of 2005. The marketable securities consist of U.S. government agency obligations and corporate commercial paper, all with maturities of less than one year.
Financing Activities
     Cash provided by financing activities totaled $64.5 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively. The cash provided by financing activities for the first six months of 2005 resulted primarily from the completion of our initial public offering. This inflow of cash was offset by our $4.0 million repayment of our subordinated debt and other payments on borrowings. During the six months ended June 30, 2005, we also had $0.4 million of restricted cash released from restriction. The cash provided by financing activities for the first six months of 2004 resulted from proceeds from the issuance of subordinated debt of $4.0 million, which was later repaid upon completion of our initial public offering, offset by payments on existing borrowings and an addition to restricted cash used to secure a letter of credit for an operating lease.
     In April 2004, we entered into a loan and security agreement with a bank under which we can borrow up to $4.0 million subject to certain restrictions. Interest accrues at the prime rate plus 1.5% to 2.0%, depending on our net income. This line of credit was amended as of July 31, 2004 and expires April 30, 2006 at which time all advances will be due and payable. As of June 30, 2005 we had no outstanding balance under this line of credit.
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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R supersedes APB 25, which the Company has elected to follow. SFAS 123R will be effective for the Company at the beginning of the fiscal first quarter of 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite services have not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to restate prior periods. Based on stock options granted through June 30, 2005, the Company estimates that it will record additional costs relating to compensation expense as a result of the adoption of SFAS 123R starting in the first quarter of 2006.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and changes in the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that a change in method of depreciation or amortization for long-lived non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.
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
     For a more complete discussion of the important factors that may impact future performance and prospects, please refer to the discussion of Risk Factors as set forth in our 2004 Annual Report on Form 10-K in the portion of Item 7 labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our debt instruments do not expose us to material market risks relating to changes in interest rates. Some of the proceeds of our initial public offering have been invested in short-term, interest-bearing, investment grade securities pending their application. The value of these securities will be subject to interest rate risk and could fall in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to our investments would result in an annual decrease of approximately $0.4 million in operating results assuming no further changes in the amount of our investments outstanding at June 30, 2005.
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
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     None
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     None
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
     During the six months ended June 30, 2005, we spent approximately $4.5 million of such net proceeds on capital purchases, substantially all of which was spent on purchases of equipment.
ITEM 6: EXHIBITS
(a) Exhibit Index.

Exhibit No.	Description
10.1	Summary of Cash Incentive Compensation Criteria

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 11, 2005.

Emageon Inc.
By:	/s/ Charles A. Jett. Jr.
Charles A. Jett, Jr.
Chief Executive Officer (principal executive officer)

By:	/s/ W. Randall Pittman
W. Randall Pittman
Chief Financial Officer and Treasurer (principal accounting and financial officer)