Form 10-Q
period 2005-09-30
EMAGEON INC
filed 2005-11-14
CIK 1121439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of November 9, 2005 was 20,269,683.

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,529	$5,994
Marketable securities	29,381	—
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $75 at September 30, 2005 and December 31, 2004, respectively	18,073	14,255
Prepaid expenses and other current assets	3,533	1,799
Deferred offering costs	—	1,326
Unbilled revenue	198	302
Third-party components to be sold to customers	1,391	1,422

Total current assets	83,105	25,098
Property and equipment, net	10,960	8,832
Restricted cash	534	903
Other noncurrent assets	116	62
Intangible assets:
Goodwill	3,755	3,755
Acquired software, net	2,222	2,847
Capitalized software development costs, net	230	21
Trademark	250	250

Total intangible assets	6,457	6,873

Total assets	$101,172	$41,768

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,124	$4,658
Accrued payroll and related costs	1,247	1,557
Deferred revenue	17,755	21,357
Other accrued expenses	2,141	3,838
Current portion of long-term debt	1,973	2,472
Current portion of capital lease obligations	664	620

Total current liabilities	29,904	34,502
Long-term deferred revenue	3,389	2,796
Deferred tax liability	95	95
Long-term debt	1,272	5,528
Capital lease obligations, less current portion	366	869

Total liabilities	35,026	43,790
Redeemable preferred stock:
Series B redeemable preferred stock, $0.001 par value; 17,200,000 shares authorized, no shares and 16,885,966 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	9,597
Series B-1 redeemable preferred stock, $0.001 par value; 5,700,000 shares authorized, no shares and 5,652,631 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	3,210
Series C redeemable preferred stock, $0.001 par value; 27,500,000 shares authorized, no shares and 27,433,370 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	11,620
Series E redeemable preferred stock, $0.001 par value; 14,050,000 shares authorized, no shares and 14,035,087 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	5,921

Total redeemable preferred stock	—	30,348
Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value; 5,965,000 shares authorized, no shares and 5,965,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	1,438
Series D preferred stock, $0.001 par value; 18,000,000 shares authorized, no shares and 13,727,358 shares issued and no shares and 12,354,620 outstanding at September 30, 2005 and December 31, 2004, respectively	—	5,868
Common stock, $0.001 par value; 66,000,000 and 165,050,000 shares authorized, 20,382,567 and 3,056,181 issued and 20,206,810 and 2,709,370 shares outstanding at September 30, 2005 and December 31, 2004, respectively	20	3
Additional paid in capital	113,899	6,998
Treasury stock, 175,757 shares, at cost	(275)	(275)
Accumulated deficit	(47,498)	(46,402)

Total stockholders’ equity (deficit)	66,146	(32,370)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$101,172	$41,768

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share data and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
System sales	$13,490	$7,458	$34,611	$21,128
Support services	6,116	2,864	14,901	8,428

Total revenue	19,606	10,322	49,512	29,556
Cost of revenue:
System sales	7,206	5,554	17,782	13,160
Support services	3,389	2,949	9,794	7,642

Total cost of revenue	10,595	8,503	27,576	20,802

Gross profit	9,011	1,819	21,936	8,754
Operating expenses:
Research and development	2,364	1,581	7,282	4,154
Sales and marketing	2,344	2,359	7,554	6,504
General and administrative	2,838	2,079	8,269	5,652

Total operating expenses	7,546	6,019	23,105	16,310

Operating income (loss)	1,465	(4,200)	(1,169)	(7,556)
Other income (expense):
Interest income	497	14	1,207	17
Interest expense	(131)	(347)	(1,125)	(730)

Total other income (expense)	366	(333)	82	(713)

Net income (loss)	$1,831	$(4,533)	$(1,087)	$(8,269)

Net income (loss) per share — basic	$0.09	$(1.69)	$(0.06)	$(3.26)

Net income (loss) per share — diluted	$0.09	$(1.69)	$(0.06)	$(3.26)

Weighted average common stock outstanding — basic	20,110,390	2,693,640	17,191,333	2,549,124

Weighted average common stock outstanding — diluted	21,381,695	2,693,640	17,191,333	2,549,124

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except for share data)

	Preferred Stock		Common Stock		Additional			Total
		Carrying		Par	Paid in	Treasury	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Equity (Deficit)
Balance at December 31, 2004	19,692,358	$7,306	3,056,181	$3	$6,998	$(275)	$(46,402)	$(32,370)
Exercise of stock options	—	—	171,261	—	273	—	—	273
Exercise of stock warrants	105,703	58	24,632	—	74	—	—	132
Exercise of mandatorily redeemable stock warrants in connection with initial public offering	—	—	537,082	1	735	—	—	736
Proceeds from initial public offering, net of issuance costs	—	—	5,750,000	6	67,195	—	—	67,201
Automatic conversion of non-redeemable preferred stock into common stock in connection with initial public offering	(19,798,061)	(7,364)	2,402,898	2	7,362	—	—	—
Automatic conversion of redeemable preferred stock into common stock in connection with initial public offering	—	—	8,440,513	8	30,348	—	—	30,356
Stock based compensation - stock options	—	—	—	—	914	—	—	914
Accretion of redeemable preferred stock	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	(1,087)	(1,087)

Balance at September 30, 2005	—	$—	20,382,567	$20	$113,899	$(275)	$(47,498)	$66,146

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
Operating activities
Net loss	$(1,087)	$(8,269)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,943	1,019
Depreciation of property and equipment at contracted customer sites	2,127	2,491
Amortization of acquired software	625	625
Amortization of capitalized software development costs	84	262
Bad debt expense	25	63
Interest income on restricted cash	(5)	(5)
Sales discount from issuance of warrants	92	50
Consulting expense for options issued to non-employees	40	—
Amortization and write off of subordinated debt discount	646	82
Stock based compensation expense	873	332
Changes in operating assets and liabilities:
Trade accounts receivable	(3,842)	(7,482)
Prepaid expenses and other current assets	(1,827)	(1,366)
Unbilled revenue	104	(470)
Other noncurrent assets	(54)	(59)
Third-party components to be sold to customers	31	(2,271)
Accounts payable	1,466	2,438
Accrued payroll and related costs	(310)	(272)
Other accrued expenses	(1,697)	2,226
Deferred revenue	(3,009)	12,303

Net cash (used in) provided by operating activities	(3,775)	1,697
Investing activities
Purchases of property and equipment for internal purposes	(4,812)	(1,001)
Purchases of third-party components to be located at contracted customer sites	(1,392)	(1,671)
Sales of third-party components leased to customers	—	1,501
Purchases of marketable securities	(59,381)	—
Proceeds from maturities of marketable securities	30,000	—
Capitalized software development costs	(293)	(26)

Net cash used in investing activities	(35,878)	(1,197)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	69,614	34
Proceeds from issuance of preferred stock, net of issuance costs	59	—
Payments on capital lease obligations	(459)	(426)
Payments of loans	(5,400)	(1,310)
Proceeds from loans, net of issuance costs	—	3,980
Additions to restricted cash to secure letter of credit	—	(96)
Cash released from restriction	374	—

Net cash provided by financing activities	64,188	2,182

Net increase in cash	24,535	2,682
Cash at beginning of period	5,994	2,340

Cash at end of period	$30,529	$5,022

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements of Emageon Inc. (“Emageon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation.
Securities Available-for-Sale
     The Company is required to classify debt securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. As of September 30, 2005, the Company classified all debt securities as “available-for-sale”. At September 30, 2005, securities available-for-sale totaling $29.8 million (including accrued interest receivable) consisted of U.S. Government Agency securities and marketable corporate debt securities carried at fair market value in accordance with the Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
Income Taxes
     The Company accounts for income taxes using the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. The effective tax rate for the three months ended September 30, 2005 is zero percent due to a reduction in the valuation allowance, which equaled the tax effect of our taxable income during the quarter.
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
Customer Indemnification Provisions
     We offer our customers certain indemnities and warranties related to our products. The following is a summary of our agreements that include these provisions:

     (1) Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. Our infringement indemnity provisions typically give us the option to make modifications of the product so it is no longer infringing or, if it cannot be corrected, to require the customer to return the product in exchange for a specified payment for loss of use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of any required defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to some portion of the fees paid by the customer over some portion of the contract term. To date, we have not incurred any costs to settle claims or pay awards under these indemnification obligations, nor have we been notified of any such claims. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2005.
     (2) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2005.
     (3) Our standard contracts with customers typically provide for a 99% guarantee of system availability and a 98% guarantee of component availability with penalty provisions if our solution fails to meet the guarantee thresholds. Our 99% system availability guarantee covers our solution as a whole, while the component guarantee covers each individual component, as in certain circumstances a component may fail without affecting system availability. The penalty provisions in our contracts typically allow for a reduction in the software maintenance fee related to failure to meet guaranteed “uptime” percentages. We calculate these penalties as a percentage of the software maintenance fee and would reduce the amount of the software maintenance fee charged in a specific period for these penalties. To date, we have not incurred any penalties associated with these guarantees. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2005.
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

     The computations for basic and diluted net income (loss) per share for each period are as follows (in thousands, except for share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$1,831	$(4,533)	$(1,087)	$(8,269)
Accretion of redemption value related to redeemable preferred stock	—	(17)	(8)	(50)

Net income (loss) allocable to common stockholders	$1,831	$(4,550)	$(1,095)	$(8,319)

Denominator:
Common stock outstanding at beginning of period	20,027,924	2,687,880	2,709,370	2,429,742
Weighted average effect of the release of escrowed common stock	—	—	—	116,137
Weighted average effect of the conversion of preferred stock to common stock	—	—	9,056,036	—
Weighted average effect of the issuance of common stock in initial public offering	—	—	4,791,209	—
Weighted average effect of the issuance of common stock and preferred stock pursuant to stock option and warrant exercises	82,466	5,760	491,862	3,245
Weighted average effect of the release of escrowed common stock upon completion of initial public offering	—	—	142,856	—

Weighted average shares of common stock — basic	20,110,390	2,693,640	17,191,333	2,549,124
Effect of dilutive stock options and warrants	1,271,305	—	—	—

Weighted average shares of common stock — diluted	21,381,695	2,693,640	17,191,333	2,549,124

Net income (loss) per share — basic	$0.09	$(1.69)	$(0.06)	$(3.26)

Net income (loss) per share — diluted	$0.09	$(1.69)	$(0.06)	$(3.26)

     Preferred stock convertible into 10,827,403 shares of common stock for the three months and nine months ended September 30, 2004 and 10,843,411 shares of common stock for the nine months ended September 30, 2005, was not included in the computation of diluted earnings per share because the effect on earnings per share would have been anti-dilutive. Options and warrants to purchase 3,612,387, 2,224,340 and 3,612,387 shares of common stock for the three months ended September 30, 2004 and for the nine months ended September 30, 2005 and 2004, respectively, and warrants to purchase 216,138, none and 216,138 shares of Series D preferred stock for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Actual net income (loss)	$1,831	$(4,533)	$(1,087)	$(8,269)
Deduct: Accretion of redemption value related to redeemable preferred stock	—	(17)	(8)	(50)
Add: Total stock-based employee compensation expense determined under APB 25	301	161	873	332
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(599)	(188)	(1,684)	(394)

Pro forma net income (loss) allocable to common stockholders	$1,533	$(4,577)	$(1,906)	$(8,381)

Denominator:
Weighted average shares of common stock — basic	20,110,390	2,693,640	17,191,333	2,549,124
Effect of dilutive stock options and warrants	971,171	—	—	—

Weighted average shares of common stock — diluted	21,081,561	2,693,640	17,191,333	2,549,124

Pro forma net income (loss) per share — basic	$0.08	$(1.70)	$(0.11)	$(3.29)

Pro forma net income (loss) per share — diluted	$0.07	$(1.70)	$(0.11)	$(3.29)

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
     With a portion of the proceeds from the offering, the Company repaid $4.0 million of its subordinated debt on February 18, 2005. Concurrent with this repayment, the Company recorded a non-cash interest charge of $621,012 for the write-off of the debt discount related to the subordinated debt.
(5) MARKETABLE SECURITIES
     At September 30, 2005, the Company had marketable debt securities that were classified as held-to-maturity and carried at amortized cost. Held-to-maturity securities consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
U.S. government agency securities	$24,507	$—
Corporate commercial paper	4,874	—

Total held-to-maturity securities	$29,381	$—

     These marketable debt securities have expiration dates ranging from October 3, 2005 to March 27, 2006.

     At September 30, 2005, all held-to-maturity securities were classified as current and the estimated fair value of each investment approximated its amortized cost, and, therefore, there were no significant unrealized gains or losses.
(6) NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires publicly-traded companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R supersedes APB 25, which the Company had previously elected to follow. SFAS 123R will be effective for the Company at the beginning of the fiscal first quarter of 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite services have not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to restate prior periods. Based on stock options granted through September 30, 2005, the Company estimates that it will record additional costs relating to compensation expense as a result of the adoption of SFAS 123R starting in the first quarter of 2006.
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
(7) SUBSEQUENT EVENT
     On November 1, 2005, the Company acquired all the stock of Camtronics Medical Systems, Ltd., formerly a wholly-owned subsidiary of Analogic Corporation, based in Hartland, Wisconsin. Under the terms of the acquisition agreement, the Company paid $40 million in cash to Analogic for the stock of Camtronics. The Company sold $15 million of short-term marketable securities and utilized these proceeds, combined with existing cash, to fund the purchase price. As part of this transaction the Company acquired all of Camtronics’ assets, including its corporate headquarters building in Hartland, and assumed all of Camtronics’ liabilities. For its fiscal year ended July 31, 2005, Camtronics had unaudited revenue of $38.1 million.

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
Company Overview
     We provide an enterprise-level information technology solution for the clinical analysis and management of digital medical images within multi-hospital networks, community hospitals and diagnostic imaging centers. Our solution consists of advanced visualization and image management software, third-party components and comprehensive support services. Our web-enabled advanced visualization software, which is hosted by the customer, provides physicians across the enterprise — in multiple medical specialties and at any network access point — with dynamic tools to manipulate and analyze images in both a two dimensional (“2D”) perspective and a three dimensional (“3D”) perspective. With these tools, physicians have the ability to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening and therapy planning. Our open standards-based solution is designed to help customers improve staff productivity, enhance revenue opportunities, automate complex medical imaging workflow, lower total cost of ownership and provide better service to physicians and patients.
Results Overview
     Total revenue for the quarter was $19.6 million, which represents an 89.9% increase over the corresponding quarter in 2004. The increase was comprised of an 80.9% increase in system sales revenue and a 113.5% increase in support services revenue. Our overall gross margin percentage increased from 17.6% for the quarter ended September 30, 2004 to 46.0% for the quarter ended September 30, 2005. We achieved gross margin percentages of 46.6% and 44.6% for system sales and support services revenue, respectively, during the quarter ended September 30, 2005, compared to 25.5% and (3.0)%, respectively, for the corresponding quarter in 2004. Net income was $1.8 million in the third quarter of 2005 compared to a net loss of $4.5 million in the third quarter of 2004. This improvement was driven by revenue growth, margin expansion and expense control. Operating margin was 7.5% in the third quarter of 2005 compared to a negative operating margin of 40.7% in the year-ago quarter. Going forward, we believe that we can continue to achieve positive operating margins by expanding margins on services, leveraging investments in research and development and controlling spending.
     We also executed to our operational plan in the third quarter of 2005. We installed and received acceptance of thirteen solutions during the third quarter of 2005, bringing the cumulative number of sites implemented to 122.
Recent Events
     On November 1, 2005, we acquired all the stock of Camtronics Medical Systems, Ltd., based in Hartland, Wisconsin. Under the terms of the acquisition agreement, we paid $40 million in cash for the stock of Camtronics. We acquired all of Camtronics’ assets, including its corporate headquarters building in Hartland, and all of Camtronics’ liabilities. We currently anticipate that following this transaction our combined 2006 revenue should reflect growth of 45% to 50% above our 2005 revenue. We also believe that this acquisition should be accretive to our earnings after a period of dilution during the integration of the two companies. We expect to substantially complete the integration of this business by the end of the third quarter of 2006.
     Camtronics, founded in 1986, is a leading provider of cardiology image and information management systems. Camtronics, which had unaudited revenue of $38.1 million for the fiscal year ended July 31, 2005, currently serves a customer base that includes approximately 350 hospitals. In 2004, Frost and Sullivan, a leading market research firm, named Camtronics as one of the top five cardiology-solution vendors in the United States, and when Camtronics’ customers are added to our current customer relationships with over 250 hospitals, our combined organization now has a customer base that includes approximately 600 medical facilities.

     We record business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for all business combinations, and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We will apply SFAS No. 141 in the allocation of the purchase price of the Camtronics acquisition. Accordingly, we will identity and allocate the estimated fair value to the intangibles acquired as required by SFAS No. 141.
Our Market
     We are seeing the following industry trends in the health information technology market which magnify clinical demand for our products:
•	Increased procedure volumes

•	Increased procedure size

•	Modality “blending”, a layering of studies from two separate modalities for diagnostic and treatment purposes

•	The expanding adoption and use of standards

•	Increasing emphasis by healthcare providers and government agencies on electronic health record integration

•	Body transparency, a new paradigm for navigating through large volumes of information
     The amount of imaging data being generated by health care providers is growing extremely rapidly. This data must be stored and made available for easy retrieval. Increasingly, healthcare information users want access to the stored data at any time, and in any location. In addition, modalities that provide non-invasive alternatives continue to expand into other clinical domains. Examples include:
•	MR and CT Angiography

•	Multi-Detector CT for heart and chest imaging

•	CT/PET Fusion
     One area that has received significant attention is advanced visualization, which uses 3D and analysis tools as key elements in an enterprise visual medical system. Earlier generation Picture Archiving and Communications Systems (“PACS”) have focused primarily on single departments and have utilized generic 2D tools. The enterprise visualization system of the future must support full 2D capabilities, but also include 3D tools, integrate easily into other information systems and adhere to standards. To understand these new images, referring physicians will need new tools, ones that adapt to their specialty. We expect that clinicians and specialists will soon consider enterprise visualization routine, since these images can be easier to understand and utilize.
     Our solution can be extended to multiple stakeholders throughout the healthcare enterprise. Our solution goes beyond moving images from point A to point B to effectively distributing multi-specialty tools and clinical content using a web-enabled platform. Not only does our solution manage very complex datasets, it performs advanced visualization such as 3D reconstruction and analysis within the viewing application,and distributes essential clinical tools through the network.
Significant Events in the Nine Months Ended September 30, 2005
     During the nine months ended September 30, 2005, we continued to focus on our core set of strategic and operational objectives that are designed to improve our position in the medical imaging market and achieve our financial goals. We believe the following events were significant with respect to our goals:
•	During February 2005, we completed our initial public offering, selling a total of 5,750,000 shares of our common stock at a price of $13.00 per share, which resulted in net proceeds of approximately $67.2 million.

•	During February 2005, we entered into a ten-year, digital healthcare information management agreement with Sisters of St. Francis Health Services, Inc., an integrated network of 12 hospitals, clinics and associated facilities located in Indiana and Illinois.

•	During March 2005, our quality management system received ISO 13485:2003 certification from the certification body, Lloyd’s Register Quality Assurance, for both the Madison, Wisconsin and Birmingham, Alabama offices. The certificate issued is for the design and management of software manufacturing and for services used by healthcare provider organization for the clinical analysis, management, storage, distribution and visualization of digital medical images and corresponding data.

•	During May 2005, we announced enhancements to our advanced visualization software allowing radiologists and treating physicians to better use volume rendering and 3D navigation in one native, integrated, open-standards package. This improvement means physicians can utilize both 2D and 3D tools without having to resort to third-party software and proprietary hardware to analyze medical images — offering time-savings and increased productivity.

•	During September 2005, we received certification under the Canadian Medical Device Conformity Assessment System recognizing our ISO 13485:2003 status in Canada. We also received our medical device license from Health Canada to allow us to market our products in Canada. We believe that there may be a strong opportunity for business with multi-facility providers throughout the Canadian provinces.
Change in Financial Position
     As noted above, we completed our initial public offering during February 2005. The following significant changes in our financial position occurred as a result of the completion of the initial public offering:
•	We issued 10,843,411 shares of common stock upon the automatic conversion of outstanding shares of preferred stock into shares of common stock.

•	We issued 5,750,000 shares of common stock.

•	We issued 537,082 shares of common stock upon exercise of mandatorily redeemable warrants.

•	We received total cash proceeds (net of underwriting discount and offering expenses) of $67.2 million.

•	With a portion of the proceeds, we repaid $4.0 million of our subordinated debt. We also recorded a non-cash interest charge of $0.6 million for the write-off of the debt discount related to the subordinated debt.

•	We invested the remaining proceeds in cash equivalents and short-term marketable securities.
     As of September 30, 2005, we have 20,382,567 shares of common stock issued, 20,206,810 shares of common stock outstanding and warrants to purchase 48,986 shares of common stock outstanding at exercise prices ranging from $3.63 to $5.52 per share. As of the close of the initial public offering, we had no remaining warrants to purchase preferred stock outstanding.
Results of Operations
Revenue
     Revenue consists of system sales and support services revenue. System sales revenue is comprised of revenue from sales of our software and third party components. Support services revenue is comprised of revenue from up-front professional services such as implementation, adoption and training, as well as ongoing maintenance services. The following table sets forth revenue component data.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(In thousands except percentages)				(In thousands except percentages)
				Change				Change
	2005	2004	Change	(%)	2005	2004	Change	(%)

System sales	$13,490	$7,458	$6,032	80.9%	$34,611	$21,128	$13,483	63.8%
Percentage of total revenue	68.8%	72.3%			69.9%	71.5%

Support services	$6,116	$2,864	$3,252	113.5%	$14,901	$8,428	$6,473	76.8%
Percentage of total revenue	31.2%	27.7%			30.1%	28.5%

Total revenue	$19,606	$10,322	$9,284	89.9%	$49,512	$29,556	$19,956	67.5%

     During the three months ended September 30, 2005, the increase in system sales revenue was attributable to an increase in the number of new and existing customer installations offset by a decrease in the average size of these installations. Compared to the third quarter of 2004, during the third quarter of 2005, we had 10 more system acceptances. The average revenue recognized per acceptance (excluding outliers, such as unusually small or large dollar amounts) decreased slightly in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. All revenue associated with acceptances during both quarters was related to perpetual software licenses. The average revenue recognized per acceptance decreased as a result of an increase in add-on sales to our existing customer base, which tend to be smaller than initial sales to new customers.
     During the nine months ended September 30, 2005, the increase in system sales revenue was attributable to an increase in the number of new and existing customer installations offset by a decrease in the average size of these installations as well as the recognition of $3.4 million of previously deferred revenue. Compared to the nine months ended September 30, 2004, we had 14 more system acceptances during the nine months ended September 30, 2005. The average revenue recognized per acceptance (excluding outliers, such as unusually small or large dollar amounts) decreased slightly in the nine months ended September 30, 2005 as compared to the period a year ago. As our pricing has not changed significantly from the prior year, the decrease is primarily related to an increase in add-on sales to our existing customer base, which tend to be smaller than initial sales to new customers. Also, during the nine months ended September 30, 2005, we recognized system sales revenue of $3.4 million related to a contract for which we deferred revenue in 2004 as a result of the existence of certain undelivered upgrades. We delivered the additional software features during the second quarter of 2005 and, as a result of all revenue recognition criteria being met, we recognized the system sales revenue associated with the contract.
     During the three months ended September 30, 2005, the increase in support services revenue was attributable to an increase in customer installations. Approximately $1.2 million of the increase in support services revenue for the three months ended September 30, 2005, was attributable to an increased number of customers that have implemented our solution and are paying us ongoing support and maintenance fees. The remaining $2.1 million increase was related to the increase in the recognition of non-recurring revenue related to services such as implementation and training for new customers as well as add-on services for existing customers.
     During the nine months ended September 30, 2005, the increase in support services revenue was attributable to an increase in customer installations. Approximately $3.3 million of the increase in support services revenue for the nine months ended September 30, 2005, was attributable to an increased number of customers that have implemented our solution and are paying us ongoing support and maintenance fees. Also included in this $3.3 million increase is the recognition of $0.4 million of revenue related to the contract mentioned above for which we deferred revenue in 2004 as a result of the existence of undelivered upgrades. We delivered the additional software features during the second quarter of 2005 and, as a result of all revenue recognition criteria being met, we recognized the support services revenue “catch-up” adjustment. The remaining $3.2 million increase was related to the increase in the recognition of non-recurring revenue related to services such as implementation and training for new customers as well as add-on services for existing customers.

     In general, the increased number of customer installations was a result of increased customer awareness and acceptance of our products and services with multi-facility healthcare providers. Of the software acceptances received during the nine months ended September 30, 2004 and 2005, 83% and 96%, respectively, related to agreements with multi-facility healthcare providers. We expect revenue to continue to increase as we recognize revenue from our existing long-term customer agreements while also recognizing revenue related to new customer agreements.
     We also believe that support services as a percentage of total revenue will continue to increase as compared to prior periods as our customer base expands.
Cost of Revenue
     Cost of revenue consists of costs associated with system sales and support services revenue. System sales cost of revenue is comprised of the cost of third-party components and the cost of software licenses. Support services cost of revenue is comprised of labor costs and related overhead relating to the implementation, installation, training, application support and maintenance of our solution as well as costs related to maintenance of third-party components. The following table sets forth cost of revenue component data.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(In thousands except percentages)				(In thousands except percentages)
				Change				Change
	2005	2004	Change	(%)	2005	2004	Change	(%)

Cost of system sales revenue	$7,206	$5,554	$1,652	29.7%	$17,782	$13,160	$4,622	35.1%
Percentage of system sales revenue	53.4%	74.5%			51.4%	62.3%

Cost of support services revenue	$3,389	$2,949	$440	14.9%	$9,794	$7,642	$2,152	28.2%
Percentage of support services revenue	55.4%	103.0%			65.7%	90.7%

Total cost of revenue	$10,595	$8,503	$2,092	24.6%	$27,576	$20,802	$6,774	32.6%

Percentage of total revenue	54.0%	82.4%			55.7%	70.4%

     The increase in total cost of revenue was attributable to increased purchases of third-party components and, to a lesser extent, increased labor costs, as a result of the increased number and size of new customer installations. The decrease in cost of revenue as a percentage of total revenue was a result of the increase in the number of software acceptances received during the current period for which we recognized revenue as compared to the corresponding period in 2004. Our costs associated with software licenses as a percentage of total revenue are significantly lower than costs associated with other components of our revenue.
     For the three and nine months ended September 30, 2005, cost of system sales increased by 29.7% and 35.1%, respectively, as compared to the corresponding periods in 2004. These increases were caused by the increased number of health care institutions that acquired and installed our solution. We anticipate that our cost of revenue will continue to increase in absolute dollars as a result of additional purchases of third-party components related to customer installations, which purchases are in turn driven by our increase in customers. Cost of system sales as a percentage of system sales revenue decreased in both periods in 2005 presented above as compared to the corresponding periods in 2004. A portion of this decrease, for the nine month period, is attributable to the recognition of $3.4 million of previously deferred revenue during the second quarter of 2005. As a result of the timing of the revenue recognition, there were minimal costs associated with this revenue when it was recognized. We believe that the quarterly percentages will remain relatively stable in future quarters as we believe the mix in our system sales revenue during the third quarter of 2005 is fairly indicative of what we expect to see in the future.

     For the three and nine months ended September 30, 2005, cost of support services increased by 14.9% and 28.2%, respectively, as compared to the corresponding periods in 2004. These increases were caused by an increase in staffing levels in our support services teams as well as increased costs to maintain third-party components due to an increase in volume. Cost of support services as a percentage of support services revenue decreased in both periods in 2005 presented above as compared to the corresponding periods in 2004. The decrease in cost of support services as a percentage of total support services revenue was a result of efficiencies realized as our customer base grew and the cost of support services was spread over the broader base of customers. Our management team has focused on ensuring the professional services and support departments achieve the benefits associated with efficiencies of scale as a result of our increased customer base. These initiatives include departmental reorganizations, investments in software technologies, use of external consultants to gauge best practices and use of lower-cost resources.
Gross Margin Percentage
     Our gross margin percentage increased from 17.6% of total revenue for the quarter ended September 30, 2004 to 46.0% of total revenue for the quarter ended September 30, 2005. For the nine months ended September 30, 2005, our gross margin percentage increased to 44.3% as compared to 29.6% for the corresponding period in 2004. These improvements were primarily a result of the increased revenue attributable to software license acceptances that represent higher margins than other components of our revenue.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(In thousands except percentages)				(In thousands except percentages)
				Change				Change
	2005	2004	Change	(%)	2005	2004	Change	(%)

R&D Expense	$2,364	$1,581	$783	49.5%	$7,282	$4,154	$3,128	75.3%
% of Revenue	12.1%	15.3%			14.7%	14.1%
     The increases in research and development expenses for the three and nine months ended September 30, 2005 as compared to corresponding periods in 2004 are mainly attributable to an increase in the number of personnel, which accounted for approximately $0.7 million and $2.4 million of the increases, respectively. Research and development headcount increased to 71 employees at September 30, 2005 from 49 employees at January 1, 2004 and 60 employees at September 30, 2004. The personnel growth has been enhanced by a re-organization of the R&D department. The increased headcount and revised organizational structure has provided increased productivity and efficiency during the development phase of a software release and has also helped improve service to customers. Accompanying the increased headcount has been increased employee support spending such as training. Additional training expenditures have been focused on developing a new engineering training program coupled with participation in outside management programs.
     Increased spending for outside consultants accounted for approximately $0.1 million and $0.7 million of the increases for the three and nine months ended September 30, 2005, respectively. A portion of the spending has been focused on enhancing our use of low-cost consultants that are engaged in quality development and service activities in support of an expanding R&D employee base. The remaining spending has been targeted on consultants and developers that assist our personnel in product quality assurance and validation, system framework implementations, as well as internal network administration.
     Investments have been made to develop testing programs and aid development of software releases. Significant expenditures have been made to purchase engineering laboratory equipment and expand our laboratory and testing environments. The additional expenditures are reflected in a growing asset base and increased depreciation expense included in the General and Administrative line item.

Sales and Marketing (S&M)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(In thousands except percentages)				(In thousands except percentages)
				Change				Change
	2005	2004	Change	(%)	2005	2004	Change	(%)

S&M Expense	$2,344	$2,359	($15)	(0.6%)	$7,554	$6,504	$1,050	16.1%
% of Revenue	12.0%	22.9%			15.3%	22.0%
     For the three months ended September 30, 2005, sales and marketing expenses remained relatively consistent compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005, sales and marketing expenses increased by $1.1 million, representing an increase of 16.1% over the corresponding period in 2004. The stability in sales and marketing expenses during the three months ended September 30, 2005 as compared to the corresponding period in 2004 includes a $0.4 million increase in personnel expenses (excluding commissions), a $0.3 million decrease in commission expense and a decrease in direct marketing expenses of $0.1 million. The 16.1% increase from the nine months ended September 30, 2005 as compared to the corresponding period in 2004 was attributable to an increase of $1.5 million in personnel expenses, a decrease of $0.3 million in commission expense and a decrease in direct marketing expenses of $0.1 million.
     Sales and marketing headcount increased to 45 employees at September 30, 2005, from 29 employees at January 1, 2004 and 38 employees at September 30, 2004. The majority of the increases have been related to our efforts to develop a client sales group and to increase the size of the marketing support group. The client sales group primarily focuses on support and development of current relationships with large hospitals. The additional increases in marketing support have been focused on expanding the product demonstration team. The product demonstration team has also been augmented with new tools and technology that have created enhanced avenues for potential customers to evaluate our visualization technology. Accompanying the increased headcount are increased expenditures related to training, communications and technology that have increased the effectiveness and productivity of our sales and marketing personnel.
     The decrease in commission expense during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004 is primarily related to the timing and type of contracts closed and accepted during the respective periods. The commission expense for the quarter ended September 30, 2004 reflected greater than usual commission expense related to the execution of master contracts for large network customers. The three and nine months ended September 30, 2005 reflect reduced average payments and expense of commissions related to the execution of contract addenda in association with existing customer master contracts. Commission payments related to the execution of master contract addenda are lower than the payments for new customer contracts, as commissions related to the original master contracts have already been paid or are being paid and expensed on a monthly basis over the period of the master contract initial commitment. Commissions for new contract addenda that are included in the master contract are typically paid based on contract revenue above and beyond the levels in the master contract for that particular site; therefore, although the new contract addenda related to these master contracts represent major new installations, the incremental commission expense associated with these addenda is less than the corresponding level for a similarly sized, new contract.
     The decrease in direct marketing expenses reflects a focused attempt to grow our market presence with a more efficient use of expenditures. We have directed funds towards industry trade shows that provide opportunities for us to display our product to a wider, more knowledgeable customer base through the utilization of state-of-the-art booths and exhibits. We have also internally developed and published a periodic industry magazine that promotes industry specific topics while providing brand name awareness.
     All of the efforts discussed above have augmented our reputation in the marketplace and should help deliver continued growth in the future. We expect to increase our sales and marketing expenses at a steady, controlled pace as we hire additional sales and marketing personnel and focus on increasing market awareness of our products and service offerings. The leveraging of these sales and marketing expenses is reflected in the percentage of sales and marketing expense to total revenue. Sales and marketing expenses decreased as a percentage of total revenue, from

22.9% for the quarter ended September 30, 2004 to 12.0% for the quarter ended September 30, 2005. These percentages for the nine months ended September 30, 2005 and 2004, were 15.3% and 22.0%, respectively.
General and Administrative (G&A)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(In thousands except percentages)				(In thousands except percentages)
				Change				Change
	2005	2004	Change	(%)	2005	2004	Change	(%)

G&A Expense	$2,838	$2,079	$759	36.5%	$8,269	$5,652	$2,617	46.3%
% of Revenue	14.5%	20.1%			16.7%	19.1%
     As expected, our general and administrative expenses have grown in absolute terms from 2004 to 2005 for comparable periods. These additional expenditures are in support of our increasing employee base and are a natural result of the growth of our company as a whole. The majority of the increases can be broken down into the following categories:
•	Administrative expense has increased $0.2 million and $0.7 million for the three and nine months ended September 30, 2005, respectively, as compared to corresponding periods in 2004. The increases occurred in insurance, accounting and legal fees, and other professional fees mainly as a result of our becoming a public company in 2005 and associated expenses incurred for compliance and regulatory affairs.

•	Depreciation expense has increased $0.4 million and $0.9 million for the three and nine months ended September 30, 2005, respectively, as compared to corresponding periods in 2004, mainly as a result of increased purchases of employee computer equipment, server equipment for the internal engineering laboratory and testing equipment.

•	Stock-based compensation has increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2005, respectively, as compared to corresponding periods in 2004. The majority of stock options with an intrinsic value were issued during 2004 and the beginning of 2005; thus we recorded minimal expense during the first nine months of 2004. Periodic stock-based compensation has remained consistent during 2005 as fewer options have been granted.

•	Personnel expense has increased $0.1 million and $0.4 million for the three and nine months ended September 30, 2005, respectively, as compared to corresponding periods in 2004. New employees have been added in the accounting, human resources and general administrative functions in support of our increased employee base and increased amount of administrative transactions and activity. In addition, associated costs such as travel, communications and rent have increased in conjunction with the growth in our employee base.
     Although our general and administrative expenses have increased as a result of being a public company, our general and administrative expenses as a percentage of revenue have decreased as a result of revenue growth. We expect our general and administrative expenses to continue to increase in absolute dollars as a result of being a public company and also as a result of our continued growth. Specifically, we expect to incur increased costs associated with accounting, consulting, legal and other professional services, increased insurance costs and increased personnel in our finance, legal and human resources functions. By way of example, although we have not previously been involved in any type of significant litigation, we recognize that most companies from time to time may be the subject of customer or other complaints, and that such complaints could result in litigation. In such a case, it is likely that our external legal expenses would increase.
Operating Income (Loss)
     For the three months ended September 30, 2005, operating income increased by $5.7 million as compared to the three months ended September 30, 2004. Operating income as a percentage of total revenue improved from a negative 40.8% for the quarter ended September 30, 2004 to a positive 7.4% for the quarter ended September 30, 2005. For the nine months ended September 30, 2005, operating loss decreased by $6.4 million as compared to the nine months ended September 30, 2004. Operating loss as a percentage of total revenue decreased from 25.6% for the nine months ended September 30, 2004 to 2.4% for the nine months ended September 30, 2005. These improvements are a result of the total revenue increase, increases in gross margin and the increased leverage in operating costs discussed above.
Interest Income and Expense
     For the three and nine months ended September 30, 2005, interest income increased by $0.5 million and $1.2 million, respectively, over the corresponding periods in 2004. These increases are a result of investing the proceeds from our initial public offering.
     For the three months ended September 30, 2005, interest expense decreased $0.2 million as compared to the corresponding period in 2004. For the nine months ended September 30, 2005, interest expense increased by $0.4 million as compared to the corresponding period in 2004 primarily as a result of our repayment of $4.0 million of our subordinated debt with a portion of the proceeds from our initial public offering. In conjunction with this extinguishment, we recorded a non-cash interest charge of $0.6 million for the write-off of the subordinated debt discount.
Liquidity and Capital Resources
     As of September 30, 2005 and December 31, 2004, our net cash position was as follows (in thousands except ratios):

	September 30,	December 31,
	2005	2004
Working capital	$53,201	$(9,404)
Current ratio*	2.8:1.0	0.7:1.0
Cash, cash equivalents and short-term investments	59,910	5,994
Short-term borrowings and long-term debt	4,275	9,489
Net cash position**	$55,635	$(3,495)

*	Current ratio is the ratio of current assets to current liabilities.

**	Net cash position is the sum of cash, cash equivalents and short-term investments in public and private debt securities less short-term borrowings and long-term debt.
     The significant increase in our working capital, current ratio, and cash, cash equivalents, and short-term investments is due to $67.2 million of proceeds from the initial public offering of our common stock that was completed in February 2005. The large decrease in short-term borrowings and long-term debt from December 31, 2004 to September 30, 2005 is a result of our repayment of $4.0 million of our subordinated debt with a portion of the proceeds from the initial public offering and scheduled debt retirement on other debt.
Operating Activities
     During the nine months ended September 30, 2005, cash used in operations was $3.8 million, which primarily related to our net loss of $1.1 million and changes in working capital accounts. We experienced significant increases in trade accounts receivable and prepaid expenses during the period as well as a significant decrease in deferred revenue. Our accounts receivable balance increased as a result of the timing of customer acceptances as well as the timing of new customer contracts. Prepaid expenses increased as a result of the existence of numerous annual hardware maintenance contract renewals for customer third-party components during the period for which expenses are recognized on a monthly basis over the contract periods. The decrease in deferred revenue for the period is primarily related to the recognition of $3.8 million of revenue previously deferred as a result of the existence of future deliverables in a customer contract. We also experienced a decline in cash due to the payment of higher than usual other accrued expenses existing at December 31, 2004 during the first nine months of 2005. Our days’ sales outstanding in accounts receivable on an annualized basis as of September 30, 2005 and December 31, 2004, were 85 days and 114 days, respectively. Our weighted average collection period for accounts receivable as of September 30, 2005 was 48 days compared to 55 days at December 31, 2004. We calculate weighted average collection period based on average days outstanding per customer based on historical experience and then weight these days outstanding based on proportional dollar value of the accounts receivable balance at the end of the period. The changes in other working capital accounts were primarily driven by increased operations and the timing of cash payments.
     During the nine months ended September 30, 2004, cash provided by operations was $1.7 million, which consisted of an increase of $5.1 million from changes in working capital accounts and a decrease of $3.4 million as a result of our net loss offset by non-cash items. Changes in the working capital accounts primarily related to an increase in accounts receivable, an increase in prepaid expenses, an increase in third-party components to be sold to customers, increases in accounts payable and other accrued expenses and an increase in deferred revenue due to an increased customer base and timing of customer payments. The changes in working capital accounts were primarily driven by increased operations and the timing of cash payments.
     Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenue, accounts receivable and accrued expenses. Fluctuations within accounts receivable and deferred revenue are primarily related to the timing of billings and the associated revenue recognition.
Investing Activities
     We used cash of $35.9 million and $1.2 million for investing activities during the first nine months of 2005 and 2004, respectively.
     We used $6.2 million and $2.7 million for property and equipment purchases during the first nine months of 2005 and 2004, respectively. Approximately $4.8 million of the purchases for the first nine months of 2005 related to investments in equipment for internal use, including test equipment for our research and development and quality assurance departments as well as computer equipment and furniture for new and existing personnel. Approximately $1.0 million of the purchases for the first nine months of 2004 related to computer equipment for new and existing personnel. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of business. Approximately $1.4 million and $1.7 million of the purchases for the nine months ended September 30, 2005 and 2004, respectively, related to investments in equipment located at contracted customer sites. We anticipate that we will incur additional capital expenditures at customer sites as we further standardize and update our hardware platform. During the nine months ended September 30, 2004, we sold equipment that we owned that had a net book value of $1.5 million to a customer.
     We used $59.4 million for the purchase of marketable securities and received proceeds of $30 million upon the maturity of some of these securities during the first nine months of 2005. The marketable securities consist of U.S. government agency obligations and corporate commercial paper, all with maturities of less than one year.
Financing Activities
     Cash provided by financing activities totaled $64.2 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively. The cash provided by financing activities for the first nine months of 2005 resulted primarily from the completion of our initial public offering. This inflow of cash was offset by our $4.0 million repayment of our subordinated debt and other payments on borrowings. During the nine months ended September 30, 2005, we also had $0.4 million of restricted cash released from restriction. The cash provided by financing activities for the first nine months of 2004 resulted from proceeds from the issuance of subordinated debt of $4.0 million, which was later repaid upon completion of our initial public offering, offset by payments on existing borrowings and an addition to restricted cash used to secure a letter of credit for an operating lease.
     The following table summarizes, as of September 30, 2005, the general timing of future payments (including payments of interest) under our outstanding loan agreements, lease agreements and other long-term contractual obligations:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Long-term debt	$3,488	$2,181	$1,307	$—	$—
Capital lease obligations	1,153	769	384	—	—
Operating leases	6,322	1,091	2,169	1,890	1,172

Total contractual cash obligations	$10,963	$4,041	$3,860	$1,890	$1,172

     In August 2005, we executed a new operating lease for rental space for our Madison, Wisconsin office. The lease term ends January 31, 2013. Monthly lease payments of $23,468 begin in February 2006 and increase 3% annually on each August 1st until the end of the lease term.
     In April 2004, we entered into a loan and security agreement with a bank under which we can borrow up to $4.0 million subject to certain restrictions. Interest accrues at the prime rate plus 1.5% to 2.0%, depending on our net income. This line of credit was amended as of July 31, 2004 and expires April 30, 2006 at which time all advances will be due and payable. As of September 30, 2005 we had no outstanding balance under this line of credit.
     We believe our existing cash, together with future cash flows from operations and the availability under our loan and security agreement will be sufficient to execute our business plan in 2005. However, any projections of future cash inflows and outflows are subject to uncertainty. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products and services, enhancements to existing products and services, the amount and form of consideration we may issue in acquisition or similar transactions, and the continuing market acceptance of our solution. To the extent that our existing cash, together with future cash flows from operations and the availability under our loan and security agreement are insufficient to fund our future activities, we may need to raise additional funds through equity or debt financing. On November 1, 2005, we paid $40 million in cash to Analogic for the acquisition of Camtronics. Although we are currently not a party to any binding agreement or letter of intent with respect to any other potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R supersedes APB 25, which the Company has elected to follow. SFAS 123R will be effective for the Company at the beginning of the fiscal first quarter of 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite services have not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to restate prior periods. Based on stock options granted through September 30, 2005, the Company estimates that it will record additional costs relating to compensation expense as a result of the adoption of SFAS 123R starting in the first quarter of 2006.
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
Forward Looking Statements; Important Factors Affecting Future Results
     Some of the statements made in this section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements which reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “seek”, “predict”, “intend”, “plan”, “estimate”, “anticipate” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. These risks, uncertainties and other factors include, among others, the risk that we may not compete successfully against larger competitors, risks associated with our history of operating losses, the risk that we may not manage our growth effectively, risks related to acquisitions (including integration difficulties, dilution or other adverse financial consequences), risks associated with our reliance on continuing relationships with large customers, the risk of significant product errors or product failures, our reliance on reseller arrangements for important components of our solution, the risk that we may not respond effectively to changes in our industry, our customers’ reliance on third party reimbursements, and the potential impact on our business of FDA regulations and other applicable health care regulations. In addition, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our debt instruments do not expose us to material market risks relating to changes in interest rates. Some of the proceeds of our initial public offering have been invested in short-term, interest-bearing, investment grade securities pending their application. The value of these securities will be subject to interest rate risk and could fall in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to our investments would result in an annual decrease of approximately $0.3 million in operating results assuming no further changes in the amount of our investments outstanding at September 30, 2005.
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
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     During the nine months ended September 30, 2005, we spent approximately $6.2 million of such net proceeds on capital purchases, substantially all of which was spent on purchases of equipment. On November 1, 2005, the Company spent an additional $40 million of the net offering proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd.
ITEM 6: EXHIBITS
     (a) Exhibit Index.
[Consider adding Form of Restricted Stock Agreement, which should be filed as an Item 10 exhibit in a 10-Q, 10-K or 8-K prior to individual grants in order to avoid filing an 8-K to report the grants.]

Exhibit No.	Description
10.1	Form of Restricted Stock Award Agreement under the 2005 Non-Employee Director Stock Incentive Plan

10.2	Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 14, 2005.

Emageon Inc.

By:	/s/ Charles A. Jett. Jr.

Charles A. Jett, Jr.
Chief Executive Officer
(principal executive officer)

By:	/s/ W. Randall Pittman

W. Randall Pittman
Chief Financial Officer and Treasurer
(principal accounting and financial officer)