Form 10-Q/A
period 2005-09-30
EMAGEON INC
filed 2005-12-05
CIK 1121439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Explanatory Note:
This Amendment No. 1 to our quarterly report on Form 10-Q for the period ended September 30, 2005 is being filed to make a technical correction to the language of Footnote 5 to part I, Item 1, “Consolidated Financial statements,” and to delete certain extraneous text appearing above the Index to Exhibits in part II, Item 6 of the original filing. The remaining items contained within this Amendment No. 1 consist of all other items originally contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 in the form filed with the Securities and Exchange Commission on November 14, 2005. These remaining items are not amended hereby, but are included for the convenience of the reader. Except as expressly stated herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of any later date.

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
(5) MARKETABLE SECURITIES
     At September 30, 2005, the Company had marketable debt securities that were classified as available-for-sale and carried at estimated fair market value. Available-for-sale securities consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
U.S. government agency securities	$24,507	$—
Corporate commercial paper	4,874	—

Total available-for-sale securities	$29,381	$—

     These marketable debt securities have expiration dates ranging from October 3, 2005 to March 27, 2006.

     At September 30, 2005, all available-for-sale securities were classified as current.
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