Form 10-Q
period 2006-03-31
EMAGEON INC
filed 2006-05-10
CIK 1121439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 0-51149
EMAGEON INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1240138

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1200 Corporate Drive, Suite 200
Birmingham, Alabama	35242

(Address of principal executive offices)	(Zip Code)
205-980-9222

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
Common stock, par value $0.001 per share: 20,942,878 shares outstanding as of May 5, 2006

EMAGEON INC.
FORM 10-Q
March 31, 2006

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$15,597	$15,520
Marketable securities	—	4,951
Trade accounts receivable, net	28,558	29,261
Prepaid expenses and other current assets	3,663	3,052
Inventories	9,726	8,031

Total current assets	57,544	60,815
Property and equipment, net	21,102	21,433
Other noncurrent assets	1,471	1,419
Intangible assets, net	32,929	34,277

Total assets	$113,046	$117,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,672	$13,196
Accrued payroll and related costs	2,835	4,104
Deferred revenue	27,395	25,312
Other accrued expenses	6,440	4,723
Current portion of long-term debt and capital lease obligations	2,668	2,763

Total current liabilities	51,010	50,098
Long-term deferred revenue	2,899	3,221
Long-term debt and capital lease obligations	395	986

Total liabilities	54,304	54,305
Stockholders’ equity:
Common stock, $0.001 par value, 23,965 shares authorized; 20,974 shares and 20,629 shares issued, and 20,799 shares and 20,453 shares outstanding at March 31, 2006 and December 31, 2005, respectively	21	21
Additional paid in capital	117,305	115,215
Accumulated other comprehensive income	91	85
Accumulated deficit	(58,400)	(51,407)

	59,017	63,914
Treasury stock, 176 shares, at cost	(275)	(275)

Total stockholders’ equity	58,742	63,639

Total liabilities and stockholders’ equity	$113,046	$117,944

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Unaudited
	Quarter Ended March 31
	2006	2005
Revenue:
System sales	$17,269	$7,719
Support services	9,309	3,617

Total revenue	26,578	11,336

Cost of revenue:
System sales	13,284	4,823
Support services	5,795	3,083

Total cost of revenue	19,079	7,906

Gross profit	7,499	3,430
Operating expenses:
Research and development	4,130	2,534
Sales and marketing	4,002	2,804
General and administrative	4,318	2,291
Amortization of intangible assets related to Camtronics acquisition	885	—
Acquisition and reorganization costs related to Camtronics acquisition	1,204	—

Total operating expenses	14,539	7,629

Operating loss	(7,040)	(4,199)
Interest income	156	232
Interest expense	(109)	(851)

Net loss	$(6,993)	$(4,818)

Net loss per share-basic and diluted	$(0.34)	$(0.42)

Weighted average shares outstanding-basic and diluted	20,583	11,532

The accompanying notes are an integral part of these financial statements.

EMAGEON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Unaudited
	Quarter Ended March 31,
	2006	2005
Operating activities
Net loss	$(6,993)	$(4,818)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,731	1,151
Amortization of intangible assets	1,293	214
Write-off of subordinated debt discount	—	646
Stock-based compensation expense	575	282
Other operating activities	36	69
Changes in operating assets and liabilities, net	(1,089)	4,298

Net cash (used in) provided by operations	(4,447)	1,842

Investing activities
Purchases of property, plant and equipment	(1,413)	(2,714)
Purchases of marketable securities	—	(29,582)
Maturities of marketable securities	5,000	—
Capitalized software development costs	(109)	(88)
Other investing activities	219	—

Net cash provided by (used in) investing activities	3,697	(32,384)

Financing activities
Proceeds of issuance of common stock, net of issue costs	1,516	69,349
Proceeds of issuance of preferred stock, net of issue costs	—	54
Payment of debt and capital lease obligations	(686)	(4,615)
Other financing activities	—	374

Net cash provided by financing activities	830	65,162

Effect of exchange rate changes on cash	(3)	—

Net increase in cash	77	34,620
Cash at beginning of period	15,520	5,994

Cash at end of period	$15,597	$40,614

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Emageon Inc.(“Emageon”, or the “Company”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain reclassifications have been made to the prior year amounts to provide comparability with the current year presentation.
Operating results for the quarter ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the quarter ended March 31, 2006 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 or in the Company’s method of application of these critical accounting policies.

All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.
NOTE 2 — INITIAL PUBLIC OFFERING
In February 2005 the Company completed the initial public offering of its common stock, selling 5,750 shares of its common stock for proceeds, net of underwriting discount and offering expenses, of approximately $67,200. In connection with the offering, the Company also issued 10,843 common shares upon the automatic conversion of outstanding preferred shares, issued 537 common shares upon the exercise of warrants to purchase its common shares, issued 171 common shares upon the release of escrowed shares from a prior acquisition of another business, and cancelled 553 warrants to purchase its common shares.
NOTE 3 — ACQUISITIONS AND INTANGIBLE ASSETS
On November 1, 2005 the Company acquired all of the outstanding capital stock of Camtronics Medical Systems, Ltd. (“Camtronics”), a developer and manufacturer of cardiology image and information management systems, for a cash purchase price, including acquisition expenses and net of cash acquired, of $40,359. The results of operations of Camtronics have been included in the Company’s statement of operations since the acquisition date.
The purchase price of Camtronics was allocated to the assets and liabilities of Camtronics on a fair-value basis, including the identification and valuation of its intangible assets and the assignment of value to goodwill. Goodwill represents, among other things, the synergistic value and potential competitive benefits that may be realized as a result of the acquisition, any future products that may arise from the acquired technology, and the skilled and specialized workforce acquired. In total, intangible asset value of $11,603 and goodwill value of $17,160 related to the Camtronics acquisition was identified and recorded.
Summarized below are the Company’s intangible assets, which include those arising from acquisitions of other businesses and the capitalized portion of costs of internally developed software. These assets are amortized on a straight-line basis over lives ranging from one to six years, with the exception of goodwill, which is not amortized but is tested for impairment at least annually or as circumstances arise that may indicate impairment.

	Weighted	March 31, 2006		December 31, 2005
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs.)	Amount	Amortization	Amount	Amortization
Acquired technology	4.6	$5,240	$2,510	$5,240	$2,212
Customer relationships	4.9	10,028	1,296	10,028	518
Trade names	1.2	501	179	501	72
Software development costs	1.3	857	626	798	567
Goodwill	—	20,914	—	21,079	—

Total		$37,540	$4,611	$37,646	$3,369
Amortization expense was $2,007 for the year ended December 31, 2005, $1,293 for the quarter ended March 31, 2006, and $214 for the quarter ended March 31, 2005. Estimated amortization expense for the full year 2006 and beyond is as follows:

2006	$4,956
2007	2,638
2008	2,027
2009	1,381
2010 and thereafter	2,255

Total	$13,257
NOTE 4 — MARKETABLE SECURITIES
At December 31, 2005 the Company held marketable debt securities classified as available-for-sale and carried at estimated fair market value, consisting of U.S. government agency securities, in the amount of $4,951. These securities matured during the quarter ended March 31, 2006.

NOTE 5 — INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2006	2005
Third-party components	$636	$497
Work-in-process	190	345
Completed systems	8,900	7,189

Total	$9,726	$8,031
NOTE 6 — SUPPLEMENTARY CASH FLOW INFORMATION
Changes in operating assets and liabilities of the Company, net of the effects of acquisitions of other businesses, in reconciling net loss to net cash provided by or used in operations are as follows:

	Quarter Ended March 31,
	2006	2005
(Increase) decrease in:
Trade accounts receivable, net	$670	$3,384
Inventories, net	(1,695)	9
Prepaid expenses and other current assets	(745)	(148)
Other noncurrent assets	(5)	(54)

Increase (decrease) in:
Accounts payable	(1,522)	2,384
Accrued payroll and related costs	(1,270)	(620)
Other accrued expenses	1,717	(2,168)
Deferred revenue	1,761	1,511

Net changes in operating assets and liabilities	$(1,089)	$4,298
There were no significant non-cash investing and financing transactions in the quarters ended March 31, 2006 and 2005.

NOTE 7 — COMPUTATION OF NET LOSS PER SHARE
Basic net loss per share is computed using the weighted average common shares outstanding during the period. Diluted net loss per share is computed using the weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consisted of convertible preferred stock, common stock warrants, and options to purchase common stock granted to employees and directors (“stock options”) during the quarter ended March 31, 2005, and consisted of common stock warrants and stock options during the quarter ended March 31, 2006. All common stock equivalents, consisting of 2,400 shares as of March 31, 2005 and 1,778 shares as of March 31, 2006, were excluded from the computation for these periods because their inclusion would have been anti-dilutive.

NOTE 8 — STOCK-BASED COMPENSATION
The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award and the terms, conditions, performance measures, and other provisions of the award. Options granted under the Company’s plans generally vest over three to four years and are exercisable for a period of ten years. Note 16 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005 contains additional information related to these stock-based compensation plans.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock options grants that were granted at or above fair market value on the date of grant.
The provisions of SFAS 123R are applied to awards granted after its effective date and to awards outstanding at the effective date that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized includes compensation cost for all share-based awards granted prior to, but not yet vested as of the effective date, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and includes compensation cost for all share-based awards granted subsequent to the effective date based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No share-based awards were granted during the Company’s first quarter of 2006. As allowed by SFAS 123R, the Company elected not to restate periods prior to the effective date to reflect the impact of adopting the new standard.
As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss and basic and diluted earnings per share for the quarter ended March 31, 2006 were $0.3 million and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.
Net cash proceeds from the exercise of stock options were $1.5 million for the quarter ended March 31, 2006.
Total stock-based compensation expense was $0.6 million for the quarter ended March 31, 2006 and $0.3 million for the quarter ended March 31, 2005, and is included in general and administrative expense in the statement of operations.
The following table illustrates the effect on net loss and net loss per share for the quarter ended March 31, 2005 had the Company accounted for stock-based compensation in accordance with SFAS 123R for that quarter:

Net loss:
As reported	$(4,818)
Add: Stock-based employee compensation reported in net loss	282
Deduct: Stock-based employee compensation under the fair value method for all awards	(478)

Pro forma net loss	$(5,014)

Basic and diluted net loss per share:
As reported	$(0.42)
Add: Stock-based employee compensation reported in net loss	0.02
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.04)

Pro forma net loss per share	$(0.44)

Stock Options
The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the quarter ended March 31, 2005. No stock-based awards were granted during the quarter ended March 31, 2006.

Dividend yield	0.0%
Expected volatility	70.9%
Risk-free interest rate	3.7%
Expected life of options (in years)	5.0
Weighted-average grant-date fair value	$9.40
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the volatility of our stock price.
At March 31, 2006, there was $4.3 million of unrecognized compensation cost related to share-based payments. The Company expects this compensation cost to be recognized over a weighted-average period of 2.8 years.
The following table represents stock option activity for the three months ended March 31, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Life
Options at beginning of period	2,129	$5.91
Granted	—	—
Exercised	(333)	4.40
Forfeited	(54)	6.63

Outstanding at end of period	1,742	$6.17	7.05 years

Exercisable at end of period	1,071	$4.50	6.03 years

Shares available for future stock option grants to employees and directors under existing plans were 2,990 and 486, respectively, at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options outstanding was $18.9 million, and the aggregate intrinsic value of options exercisable was $13.7 million. Total intrinsic value of options exercised was $4.3 million for the three months ended March 31, 2006.
The following table summarizes the Company’s nonvested stock option activity for the three months ended March 31, 2006:

		Weighted-Average
	Number of Shares	Exercise Price
Nonvested stock options at beginning of period	866	$8.53
Granted	—	—
Vested	(141)	5.29
Forfeited	(54)	6.63

Nonvested stock options at end of period	671	$9.05

NOTE 9 — COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to non-equity items consisting of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. Comprehensive loss for the quarter ended March 31, 2006 was $6,989 and for the quarter ended March 31, 2005 was $4,818. Net accumulated comprehensive income adjustments as of March 31, 2006 are $91.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Some of the statements made in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect the Company’s plans, beliefs, and current views with respect to, among other things, future events and financial performance. These statements are often identified by use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “intend”, “plan”, “estimate”, “anticipate”, and comparable words or the negative version of these and other words. Any forward-looking statement contained in this Form 10-Q is based upon the Company’s historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company or any other person that the future plans, estimates, or expectations contemplated by the Company will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause actual results to differ materially from those indicated in the statements. These factors include, but are not limited to, those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Risk Factors”.
This cautionary statement should not be regarded as exhaustive and should be read in conjunction with other cautionary statements and other information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company operates in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks and uncertainties, nor can it assess the impact, if any, that any such risks and uncertainties may have on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which the Company is subject can be expected to change over time, and the Company undertakes no obligation to update publicly or review the risks or uncertainties described herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company also undertakes no obligation to update publicly or review any of the forward-looking statements made in this Form 10-Q, whether as a result of new information, future developments, or otherwise.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited financial statements and footnotes appearing in Part I of this Form 10-Q and the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
COMPANY OVERVIEW
Emageon provides an enterprise-level information technology solution for the clinical analysis and management of digital medical images within multi-hospital networks, community hospitals, and diagnostic imaging centers. The Company’s solution consists of advanced visualization and image management software, third-party components, and comprehensive support services. The Company’s web-enabled advanced visualization software, which is hosted by the customer, provides physicians across the enterprise—in multiple medical specialties and at any network access point—with dynamic tools to manipulate and analyze images in both a two dimensional and three dimensional perspective. With these tools, physicians have the ability to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening, and therapy planning. The Company’s open standard solution is designed to help customers improve staff productivity, enhance revenue opportunities, automate complex medical imaging workflow, lower total cost of ownership, and provide better service to physicians and patients.
RESULTS SUMMARY
Revenue for the quarter ended March 31, 2006 was a record $26.6 million, a 134% increase over the first quarter of 2005. The net loss for the quarter was $7.0 million, or $0.34 per share, compared to a first quarter 2005 net loss of $4.8 million, or $0.42 per share ($0.24 per share on a pro forma basis assuming the Company’s initial public offering had occurred at the beginning of that quarter—see below). The Company’s gross margin for the quarter was 28.2% compared to 30.3% in the comparable prior year quarter, and its total operating expenses increased by 63.2% to $12.5 million in the quarter. As explained in the individual sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the acquisition of Camtronics Medical Systems, Ltd. on November 1, 2005 accounts for much of the change in the individual categories of expense quarter to quarter described in this section.
Included in the results of the Company for first quarter 2006 are the following:

1)	Expenses of $1.2 million, or $0.06 per share, related to the acquisition and reorganization of Camtronics and its integration with the Company,

2)	Non-cash expenses of $1.0 million, or $0.05 per share, in amortization of intangible assets acquired in the Camtronics acquisition, and

3)	Non-cash expenses of $0.6 million, or $0.03 per share, for stock options-based compensation after the Company’s adoption of Statement of Financial Accounting Standards No. 123R as of January 1, 2006.
Cash used in operations for the first quarter of 2006 was $4.4 million. At March 31, 2006 the Company had approximately $15.6 million in unrestricted cash and cash equivalents. In addition, subsequent to March 31, 2006 the Company entered into a new $10 million secured line of credit agreement with a bank.
The following table presents the Company’s net loss per share for the first quarter of 2005 on a pro forma basis, a non-GAAP financial measurement, as if the Company’s initial public offering of its common stock, which occurred February 9, 2005, had occurred on January 1, 2005. The Company believes that presentation of the net loss per share for the first quarter of 2005 utilizing the Company’s post-initial public offering capital structure enhances an overall understanding of its current and historical financial performance and provides an additional meaningful measure of operating performance by enhancing the consistency and comparability of reported financial results, enabling investors to more thoroughly evaluate current performance in comparison to past performance. This information will necessarily differ from comparable information that may be provided by other companies and should not be considered in isolation or as an alternative to the Company’s operating and other financial information determined under U.S. generally accepted accounting principles.
The table presents the adjustments made to actual weighted average shares of common stock outstanding in order to derive weighted average common stock outstanding on the pro forma basis described above. The resulting pro forma net loss per share for the period was calculated by dividing the actual net loss for the period by the pro forma weighted average common stock outstanding as determined in the table.

Quarter Ended March 31, 2005
(in thousands)
Weighted average shares outstanding	11,532
Effects of:
Conversion of preferred stock	5,301
Required exercise of warrants	263
Release of escrowed common stock at completion of initial public offering	84
Issuance of common stock in initial public offering	2,844

Total pro forma shares outstanding	20,024
Pro forma net loss per share	$0.24
Revenue
      Revenue consists of system sales and support services revenue. System sales revenue is comprised of revenue from sales of the Company’s software and third-party components. Support services revenue is comprised of revenue from up-front professional services such as implementation, adoption and training, as well as ongoing maintenance services. The following table sets forth revenue component data.

	Three Months Ended
	March 31,
				Change
	2006	2005	Change	(%)
	(in thousands)
System sales	$17,269	$7,719	$9,550	123.7%
Percentage of total revenue	65.0%	68.1%

Support services	$9,309	$3,617	$5,692	157.4%
Percentage of total revenue	35.0%	31.9%

Total revenue	$26,578	$11,336	$15,242	134.5%

      The increase in system sales revenue over the prior year quarter is attributable to an increase in the number of new and existing customer installations, offset by a decrease in the average individual size of these installations. During first quarter 2006, the Company had more acceptances of its software than in first quarter 2005 as a result of growth in the sales of legacy products as well as the addition of the HeartSuite line of products in late 2005. The Company also experienced increased revenue from higher than usual installations of third-party components in the first quarter of 2006 that resulted from record bookings of new business in the last four months of 2005. Third-party components are typically delivered to customers ahead of the related software and installation. The average revenue recognized per acceptance decreased in 2006 as compared to 2005. This decrease is a result of the addition of the HeartSuite line of products, which tends to have lower selling prices than legacy products.
      The increase in support services revenue is attributable to revenue related to support of the HeartSuite line of products as well as an increase in customer installations. Approximately $3.8 million of the increase is attributable to an increase in the number of customers that have implemented the Company’s solutions and are paying ongoing support and maintenance fees. The remaining $1.9 million increase is related to an increase in non-recurring revenue related to services such as implementation and training for new customers as well as add-on services for existing customers.
      In general, the increased number of customer installations is a result of increased customer awareness and acceptance of the Company’s products and services with multi-facility healthcare providers. Of the software acceptances related to legacy products during the three months ended March 31, 2006 and 2005, 84% and 75%, respectively, related to agreements with multi-facility healthcare providers. The Company expects systems revenue from both existing long-term customers and new customers to continue to increase, and that support services revenue will continue to increase as the installed customer base increases.
Cost of Revenue
      Cost of revenue consists of costs associated with system sales and support services revenue. System sales costs are comprised of the cost of third-party components and the cost of software licenses. Support services costs are comprised of labor costs and related overhead relating to the implementation, installation, training, application support and maintenance of the Company’s products as well as costs related to maintenance of third-party components. The following table sets forth cost of revenue component data.

	Three Months Ended
	March 31,
				Change
	2006	2005	Change	(%)
	(in thousands)
Cost of system sales revenue	$13,284	$4,823	$8,461	175.4%
Percentage of system sales revenue	76.9%	62.5%

Cost of support services revenue	$5,795	$3,083	$2,712	88.0%
Percentage of support services revenue	62.3%	85.2%

Total cost of revenue	$19,079	$7,906	$11,173	141.3%

Percentage of total revenue	71.8%	69.7%

      The increase in total cost of revenue is attributable to increased purchases of third-party components and, to a lesser extent, increased labor costs, as a result of the increased number of new customer installations. Cost of revenue as a percentage of total revenue increased primarily as a result of the mix of revenue recognized during the periods and, to a lesser extent, the Company’s acquisition of Camtronics Medical Systems, Ltd. in November 2005. The mix of revenue during first quarter 2006 was more heavily weighted towards third-party component sales relative to software license sales than in the corresponding prior year period. Costs associated with third-party component sales are significantly higher than costs associated with software license sales. Also, in accordance with applicable purchase accounting rules, the Company recorded a liability to reflect the fair value of its assumed performance obligation to complete Camtronics in-process implementations based on the amount of effort remaining to complete an implementation, plus a fair-value mark-up. As a result of these purchase accounting adjustments, gross margins on the HeartSuite line of products have been lower than they otherwise would have been.
      For the three months ended March 31, 2006, cost of system sales increased by 175.4% as compared to the corresponding period in 2005. This increase was caused by the increased number of health care institutions that acquired and installed the Company’s solution. Cost of systems sales revenue is expected to continue to increase in absolute dollars as a result of additional purchases of third-party components related to customer installations. Cost of system sales as a percentage of system sales revenue increased as a result of the mix of revenue recognized during the periods and, to a lesser extent, the purchase accounting adjustments discussed above.
      For the three months ended March 31, 2006, cost of support services increased by 88.0% as compared to the corresponding period in 2005. This increase was caused by an increase in the staffing levels of support services teams as well as increased costs to maintain third-party components due to an increase in volume. Cost of support services as a percentage of support services revenue decreased in 2006 as compared to 2005 as a result of efficiencies realized as the installed customer base grew and the cost of support services was spread over a broader base of customers. The Company has focused on the achievement of efficiencies of scale in the support services area as a result of the increase in the installed customer base. These initiatives include investments in software technologies and use of more cost-effective resources.
Gross Margin Percentage
      The Company’s total gross margin percentage decreased from 30.3% of total revenue for the three months ended March 31, 2005 to 28.2% of total revenue for the corresponding period in 2006, primarily as the result of the increase in third-party component sales relative to software license sales and low Camtronics margin. The Company expects gross margins relating to the HeartSuite line of products to return to normal levels starting in the third quarter, when the majority of the implementations for which deferred revenue was recorded at the acquisition of Camtronics are expected to be completed.
OPERATING EXPENSES
Total research and development, sales and marketing, and general and administrative expenses for the quarter ended March 31, 2006 were $12.5 million as compared to $7.6 million in the corresponding prior year quarter, an increase of $4.9 million or 63.2%. The addition of the operating expenses of Camtronics, which was acquired by the Company November 1, 2005, accounts for $3.5 million of the total increase, with the remainder of the increase consisting primarily of general and administrative expenses resulting from the Company’s initial public stock offering in early February, 2005 and to its adoption of the requirements of Statement of Financial Accounting Standards No. 123R, dealing with stock-based compensation, on January 1, 2006.
The growth of 63.2% in these expenses quarter to quarter compares to total revenue growth over the same period of 134%. As a percentage of revenue, these expenses were 46.8% in first quarter 2006 compared to 67.3% in first quarter 2005.
The Company expects that these expenses will continue to grow as its revenue grows and as it addresses new product markets, including the cardiology market via its Camtronics subsidiary, but doesn’t expect growth in excess of its rate of revenue growth.
Research and Development Expenses. Research and development expenses increased by $1.6 million, or 63.0%, in first quarter 2006 compared to first quarter 2005. The addition of Camtronics and its employee headcount and cardiology development efforts accounts for $1.4 million of the increase quarter to quarter, with the remainder consisting primarily of increased depreciation charges on equipment added since first quarter 2005.

As a percentage of revenue, research and development expenses were 15.5% in first quarter 2006 compared to 22.4% in first quarter 2005.
Sales and Marketing Expenses. Sales and marketing expense increased by $1.2 million, or 42.7%, in first quarter 2006 compared to first quarter 2005. The addition of Camtronics and its employee headcount, its cardiology selling efforts, and the efforts of the combined companies to begin cross-market selling added $1.6 million to first quarter sales and marketing expense, the effects of which were offset primarily by a decline from first quarter 2005 commissions expense, which was unusually high as the result of execution of individually significant sales contracts in that period.
As a percentage of revenue, sales and marketing expenses were 15.1% in first quarter 2006 compared to 24.7% in first quarter 2005.
General and Administrative Expenses. General and administrative expenses increased by $2.0 million, or 88.5%, in first quarter 2006 compared to first quarter 2005. The addition of Camtronics and its employee headcount and related activities accounted for $0.5 million of the increase, with the majority of the remainder of the increase due to new expenses related to the Company’s status as a publicly held entity, such as audit and legal fees, insurance, and other expenses incurred to become compliant with the Sarbanes-Oxley Act of 2002, and to headcount and related increases in support of the Company’s revenue growth. In addition, as required, the Company began to recognize the costs of its stock-based compensation using the fair-value method in first quarter 2006, which added approximately $0.3 million to general and administrative expense compared to first quarter 2005.
As a percentage of revenue, general and administrative expense was 16.2% in first quarter 2006 compared to 20.2% in first quarter 2005.
LIQUIDITY AND CAPITAL RESOURCES
Summary. The Company’s unrestricted cash, cash equivalents, and marketable securities at March 31, 2006 were $15.6 million, a decline of approximately $4.9 million since December 31, 2005. This decline is primarily the result of funding of the Company’s net loss for the quarter, but also includes the effects of investment in property, plant, and equipment of $1.4 million and the payment of scheduled debt installments of $0.7 million, offset by the proceeds of stock option exercises by employees of $1.5 million. Primarily due to the effects of the decline in cash and marketable securities, the Company’s total working capital declined by $4.2 million during the quarter, but total debt remained minimal at $3.1 million, and the Company completed negotiation of a new $10 million line of credit arrangement with a bank. In addition, revenue for the quarter was at a record level, with accounts receivable at March 31, 2006 of $28.6 million net of reserves. The Company continues to believe that its existing cash balances, together with its future cash flows and the availability of funding under its line of credit, if necessary, will be sufficient to fund its operations in 2006.
Cash Used In Operating Activities. Net cash used in operations for the quarter ended March 31, 2006 was $4.4 million, versus a net provision of cash from operations in the quarter ended March 31, 2005 of $1.8 million. The net use of cash in first quarter of 2006 is essentially the result of the Company’s net loss for the period, but also includes the negative effects of an inventory increase of $1.7 million and an accounts payable and accrual net decline of $1.1 million, both of which are the result of timing. In addition, deferred revenue increased by $1.8 million as the result of new billings in excess of recognized revenue.
The net provision of cash of $1.8 million in the quarter ended March 31, 2005 is the result of that quarter’s net loss of $4.8 million, offset by a decline in accounts receivable of $3.4 million and the effects of timing issues in other current assets and liabilities, and by an increase in deferred revenue that was reflective of new billings in excess of recognized revenue.
Cash from operating activities in a given period is most affected by the Company’s net income or loss for the period, by the timing of billings to customers versus the timing of revenue recognition, and by the timing of orders and deliveries of those orders, which can temporarily affect the levels of inventory and accounts payable. The Company expects to be cash-flow positive from its operations for the remainder of the current year, but also expects a continuation through third quarter, and possibly fourth quarter, of the funding of its integration of operations with Camtronics, which it purchased in November, 2005. The Company expects that the total cost of Camtronics integration could approximate $6.0 million for the full year 2006.
Cash From Investing Activities. Net cash provided by investing activities was $3.7 million in the quarter ended March 31, 2006 versus a net use of cash in investing activities of $32.4 million in the same prior year quarter. The first quarter 2006 provision of cash from investing activities consisted of the maturity of $5.0 million of marketable securities, the proceeds of which were used to finance operating activities, and a use of cash of $1.4 million to purchase property and equipment items for internal use, primarily in research and development and to equip new employees. In the first quarter of 2005, the net use of cash consisted of the purchase of marketable securities of $30 million, reflecting the investment of part of the funds raised in the Company’s initial public offering, and the purchase of $2.7 million in property and equipment items for research and development, quality assurance, and to equip new employees. The Company expects that purchases of plant and equipment for internal use and for use at customer sites will continue as its customer base, resulting employee headcount, and its research and development activities continue to grow.
Cash From Financing Activities. Net cash provided by financing activities was $0.8 million for the quarter ended March 31, 2006 versus $65.2 million in first quarter 2005. In first quarter 2006, the Company received proceeds of $1.5 million on the exercise of stock options, and made regularly scheduled payments on its outstanding debt of $0.7 million. Cash provided by financing activities in first quarter 2005 was the result of the Company’s initial public offering of its stock in February, less the payment of debt of $4.6 million with a portion of the public offering proceeds.
Contractual Cash Obligations. As of March 31, 2006 the Company had total obligations for the payment of cash of approximately $10.2 million, consisting of $3.2 million in debt and capital lease obligations and $7.0 million in operating lease commitments, primarily of office space. Under their present terms, these obligations come due in the amounts of approximately $4.2 million in less than one year, $3.4 million in one to three years, and $2.7 million in three to five years and beyond.
Available Credit. Prior to the expiration of its previous loan and security agreement with a bank at April 30, 2006, the Company entered into a new agreement with that bank that provides available credit of $10.0 million (previously $4.0 million) at the bank’s prime interest rate (previously prime plus 1.5% to 2.0%). The agreement is for a term of two years, at the end of which all amounts become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At March 31, 2006 there were no amounts outstanding under the agreement.
The Company believes that existing cash, together with its future cash flows and amounts available under its loan and security agreement, if necessary, will be sufficient to execute its business plan for 2006. However, any projections of cash flow are subject to uncertainties, including the Company’s rate of revenue growth, the expansion of its sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, continuing market acceptance of the Company’s products, costs and risks associated with the integration of acquired businesses, and the Company’s ability to manage its growth. In addition, although not currently a party to any letter of intent or binding agreement, the Company may also invest in or acquire complementary businesses, services, or technologies, which could require that funding be obtained through additional equity or debt financing. It is possible that additional financing for any of these purposes could be required, and that additional funds may not be available on favorable terms or at all.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The debt instruments of the Company do not expose the Company to material market risks relating to changes in interest rates. Excess funds of the Company are invested in short-term, interest-bearing, investment-grade securities. The value of these securities is subject to interest rate risk and could decline in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at March 31, 2006.
The primary objective of the Company’s investing activity is to preserve principal while maximizing income without significantly increasing risk. Cash is invested principally in U.S. marketable debt securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government agency notes. By policy, the amount of credit exposure to any single institution is limited. These investments generally are not collateralized and mature in less than one year. At March 31, 2006 all investments held by the Company had scheduled maturities of 90 days or less. To minimize the exposure to changes in interest rates, the Company schedules its investments to mature in line with expected cash needs, thus reducing the potential of selling investments prior to their maturity. The Company believes it has minimal exposure to interest rate risk.
ITEM 4: CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and W. Randall Pittman, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through March 31, 2006, the Company has used approximately $7.2 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.0 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
ITEM 6. EXHIBITS
      (a) Exhibits

Exhibit No.	DESCRIPTION
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 9, 2006.

Emageon Inc.

By:	/s/ Charles A. Jett, Jr.

Charles A. Jett, Jr.
Chairman, Chief Executive
Officer, and President
(Principal Executive Officer)

By:	/s/ W. Randall Pittman

W. Randall Pittman
Chief Financial Officer
and Treasurer
(Principal Financial and
Accounting Officer)