Form 10-Q
period 2006-06-30
EMAGEON INC
filed 2006-08-09
CIK 1121439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006, or

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
Common stock, par value $0.001 per share: 21,094,705 shares outstanding as of July 25, 2006

EMAGEON INC.
FORM 10-Q
June 30, 2006

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$14,701	$15,520
Marketable securities	—	4,951
Trade accounts receivable, net	29,075	29,261
Prepaid expenses and other current assets	3,747	3,052
Inventories	11,778	8,031

Total current assets	59,301	60,815

Property and equipment, net	21,342	21,433
Other noncurrent assets	1,595	1,419
Intangible assets, net	32,471	34,277

Total assets	$114,709	$117,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,702	$13,196
Accrued payroll and related costs	3,223	4,104
Deferred revenue	28,332	25,312
Other accrued expenses	7,455	4,723
Current portion of long-term debt and capital lease obligations	2,274	2,763

Total current liabilities	50,986	50,098
Long-term deferred revenue	4,028	3,221
Long-term debt and capital lease obligations	81	986

Total liabilities	55,095	54,305

Stockholders’ equity:
Common stock, $0.001 par value, 23,965 shares authorized; 21,100 shares and 20,629 shares issued, and 20,924 shares and 20,453 shares outstanding at June 30, 2006 and December 31, 2005, respectively	21	21
Additional paid in capital	118,707	115,215
Other comprehensive income	418	85
Accumulated deficit	(59,257)	(51,407)
Treasury stock, 176 shares, at cost	(275)	(275)

Total stockholders’ equity	59,614	63,639

Total liabilities and stockholders’ equity	$114,709	$117,944

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
System sales	$17,601	$13,402	$34,870	$21,121
Support services	12,415	5,513	22,147	9,379

Total revenue	30,016	18,915	57,017	30,500

Cost of revenue:
System sales	9,977	5,753	23,261	10,576
Support services	6,534	3,667	12,752	6,999

Total cost of revenue	16,511	9,420	36,013	17,575

Gross profit	13,505	9,495	21,004	12,925

Operating expenses:
Research and development	4,032	2,797	8,162	5,331
Sales and marketing	4,589	2,596	8,591	5,400
General and administrative	3,855	2,537	8,173	4,828
Amortization of intangible assets related to Camtronics acquisition	885	—	1,770	—
Integration costs related to Camtronics acquisition	1,077	—	2,281	—

Total operating expenses	14,438	7,930	28,977	15,559

Operating income (loss)	(933)	1,565	(7,973)	(2,634)
Interest income	160	477	316	710
Interest expense	(84)	(142)	(193)	(994)

Net income (loss)	$(857)	$1,900	$(7,850)	$(2,918)

Net income (loss) per share, basic and diluted	$(0.04)	$0.09	$(0.38)	$(0.19)

Basic weighted average shares outstanding	20,866	20,028	20,725	15,708
Diluted weighted average shares outstanding	20,866	21,493	20,725	15,708
The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Unaudited
	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(7,850)	$(2,918)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,584	2,557
Amortization of intangible assets	2,510	448
Write-off of subordinated debt discount	—	646
Stock-based compensation expense	1,366	572
Other operating activities	5	120
Changes in operating assets and liabilities, net	(2,301)	(4,662)

Net cash used in operations	(2,686)	(3,237)

Investing activities
Purchases of property and equipment	(3,507)	(4,485)
Purchases of marketable securities	—	(59,229)
Maturities of marketable securities	5,000	15,000
Capitalized software development costs	(426)	(175)
Other investing activities	65	—

Net cash provided by (used in) investing activities	1,132	(48,889)

Financing activities
Proceeds of issuance of common stock, net of issue costs	2,127	69,328
Proceeds of issuance of preferred stock, net of issue costs	—	58
Payment of debt and capital lease obligations	(1,394)	(5,234)
Other financing activities	—	374

Net cash provided by financing activities	733	64,526

Effect of exchange rate changes on cash	2	—

Net (decrease) increase in cash	(819)	12,400
Cash at beginning of period	15,520	5,994

Cash at end of period	$14,701	$18,394

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Emageon Inc. (“Emageon,” or the “Company”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Certain reclassifications have been made to the prior year consolidated financial statements to provide comparability with the current year presentation.
The Company revised its presentation of expenses incurred on behalf of, and billable to, its customers in accordance with Emerging Issues Task Force Statement No. 01-14 to reflect those expenses in support services cost of revenue, and reflect the related customer billing in support services revenue. Previously, revenue from such customer billings was netted against the related expense for presentation in the statement of operations. The effect of this revision of revenue and expense was to increase both support services revenue and cost of revenue in the amounts shown below for the affected reporting periods. The revision had no effect on the Company’s reported income from operations or net income for any of these periods.

Period	Amount
Three months ended March 31, 2005	$249
Three months ended June 30, 2005	345

Six months ended June 30, 2005	$594

Three months ended March 31, 2006	$423
Three months ended June 30, 2006	668

Six months ended June 30, 2006	$1,091
The statements of operations included in this quarterly report on Form 10-Q for the three months ended June 30, 2005, the six months ended June 30, 2005, and the six months ended June 30, 2006 have been revised to reflect this change in presentation.
Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the six months ended June 30, 2006 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 or in the Company’s method of application of these critical accounting policies.
All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.

NOTE 2 – INITIAL PUBLIC OFFERING
In February 2005, the Company completed the initial public offering of its common stock, selling 5,750 shares of its common stock for proceeds, net of underwriting discount and offering expenses, of approximately $67,200. In connection with the offering, the Company also issued 10,843 common shares upon the automatic conversion of outstanding preferred shares, issued 537 common shares upon the exercise of warrants to purchase its common shares, issued 171 common shares upon the release of escrowed shares from a prior acquisition of another business, and cancelled 553 warrants to purchase its common shares.
NOTE 3 – ACQUISITIONS AND INTANGIBLE ASSETS
On November 1, 2005, the Company acquired all of the outstanding capital stock of Camtronics Medical Systems, Ltd. (“Camtronics”), a developer and manufacturer of cardiology image and information management systems, for a cash purchase price, including acquisition expenses and net of cash acquired, of $40,359. The results of operations of Camtronics have been included in the Company’s statements of operations since the acquisition date.
The purchase price of Camtronics was allocated to the assets and liabilities of Camtronics on a fair-value basis, including the identification and valuation of its intangible assets and the assignment of value to goodwill. Goodwill represents, among other things, the synergistic value and potential competitive benefits that may be realized as a result of the acquisition, any future products that may arise from the acquired technology, and the skilled and specialized workforce acquired. In total, intangible asset value of $11,603 and goodwill value of $17,602 related to the Camtronics acquisition was identified and recorded.
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

	June 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amort.	Amount	Amount	Amort.	Amount
Acquired technology	$5,240	$2,808	$2,432	$5,240	$2,212	$3,028
Customer relationships	10,028	2,074	7,954	10,028	518	9,510
Trade names	501	286	215	501	72	429
Software development costs	1,174	661	513	798	567	231
Goodwill	21,357	—	21,357	21,079	—	21,079

Total	$38,300	$5,829	$32,471	$37,646	$3,369	$34,277
Weighted average amortization periods are 4.6 years for acquired technology, 4.9 years for customer relationships, 1.2 years for trade names, and 1.3 years for software development costs.
Amortization expense was $2,007 for the year ended December 31, 2005, and $2,460 for the six months ended June 30, 2006. Estimated future amortization expense is as follows:

Six months ended December 31, 2006	$2,522
2007	2,930
2008	2,027
2009	1,381
2010 and thereafter	2,254

Total	$11,114
NOTE 4 – MARKETABLE SECURITIES
At December 31, 2005, the Company held marketable debt securities classified as available-for-sale and carried at estimated fair market value, consisting of U.S. government agency securities, in the amount of $4,951.These securities matured during the quarter ended March 31, 2006.

NOTE 5 – INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Third-party components	$1,629	$1,708
Work-in-process	254	345
Completed systems	9,895	5,978

Total	$11,778	$8,031
Inventories include the costs of materials, labor, and overhead. The costs of purchased third party hardware and software associated with customer sales contracts are included as inventory in the consolidated balance sheet and charged to cost of revenue — systems sales in the statement of operations once customer acceptance has been received and all other revenue recognition criteria have been met.
NOTE 6 – SUPPLEMENTARY CASH FLOW INFORMATION
Changes in operating assets and liabilities of the Company, net of the effects of acquisitions of other businesses, in reconciling net loss to net cash used in operations are as follows:

	Six Months Ended June 30,
	2006	2005
(Increase) decrease in:
Trade accounts receivable, net	$186	$897
Inventories, net	(3,747)	(503)
Prepaid expenses and other current assets	(829)	(683)
Other noncurrent asssets	(129)	(54)

Increase (decrease) in:
Accounts payable	(3,492)	4
Accrued payroll and related costs	(882)	(375)
Other accrued expenses	2,732	(1,745)
Deferred revenue	3,860	(2,203)

Net changes in operating assets and liabilities	$(2,301)	$(4,662)

There were no significant non-cash investing and financing transactions in the six month periods ended June 30, 2006 and 2005.
NOTE 7 – COMPUTATION OF NET LOSS PER SHARE
Basic net income or loss per share is computed using the weighted average common shares outstanding during the period. Diluted net income or loss per share is computed using the weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consisted of convertible preferred stock, common stock warrants, and options to purchase common stock granted to employees and directors (“stock options”) during the six months ended June 30, 2005, and consisted of common stock warrants and stock options granted to employees and directors during the six months ended June 30, 2006. All common stock equivalents, consisting of 2,090 shares as of June 30, 2006 and 2,380 shares as of June 30, 2005, were excluded from the computation of diluted loss per share for these net loss periods because their inclusion would have been anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION
The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, and other provisions of the award. Note 16 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005 contains additional information related to these stock-based compensation plans.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, the Company accounted for stock compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock options that were granted at or above the fair market value of the Company’s common stock on the date of grant.
The provisions of SFAS 123R are applied to awards granted after its effective date and to awards outstanding at its effective date that are subsequently modified, repurchased or cancelled. Under this modified prospective approach, compensation cost to be recognized includes compensation cost for all share-based awards granted prior to, but not yet vested as of the effective date of SFAS 123R, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and includes compensation cost for all share-based awards granted subsequent to the effective date based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As allowed by SFAS 123R, the Company elected not to restate periods prior to the effective date of SFAS 123R to reflect the impact of adopting the new standard.
As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss and basic and diluted earnings per share for the quarter ended June 30, 2006 were $0.5 million or $0.02 lower, respectively, and $0.8 million or $0.04 lower for the six months ended June 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.
Net cash proceeds from the exercise of stock options were $0.6 million for the quarter ended June 30, 2006, and $2.1 million for the six months ended June 30, 2006.
The following table illustrates the effect on net income or loss and net income or loss per share for the quarter and six months ended June 30, 2005 had the Company accounted for stock-based compensation in accordance with SFAS 123R for those periods:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss):
As reported	$1,900	$(2,918)
Add: Stock-based employee compensation reported in net income (loss):	290	572
Deduct: Stock-based employee compensation under the fair value method for all awards	(461)	(939)

Pro forma net income (loss)	$1,729	$(3,285)

Basic and diluted net income (loss) per share:
As reported	$0.09	$(0.19)
Add: Stock-based employee compensation reported in net loss	0.01	0.04
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.02)	(0.06)

Pro forma net income (loss) per share	$0.08	$(0.21)

Stock Options
The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the quarter and six months ended June 30, 2005 and 2006. No stock-based awards were granted during the quarters ended June 30, 2005 or March 31, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Dividend yield	not applicable	0.0%	0.0%	$0.0%
Expected volatility	not applicable	70.9%	70.9%	70.9%
Risk-free interest rate	not applicable	4.85%	3.71%	4.85%
Expected life of options (in years)	not applicable	5.0	5.0	5.0
Weighted-average grant-date fair value	not applicable	$10.33	$9.40	$10.33
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the volatility of the Company’s stock price.
At June 30, 2006, there was $7.3 million of unrecognized compensation cost related to share-based payments. The Company expects this compensation cost to be recognized over a weighted-average period of 3.0 years.
The following table represents stock option activity for the three month periods ended March 31 and June 30, 2006:

	Three Months Ended March 31, 2006			Three Months Ended June 30, 2006
			Weighted-Average			Weighted-Average
	Number of	Weighted-Average	Remaining	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Life	Shares	Exercise Price	Contractual Life
Options at beginning of period	2,129	$5.91		1,742	$6.17
Granted	—	—		438	16.56
Exercised	(333)	4.40		(126)	4.85
Forfeited	(54)	6.63		- 0 -	- 0 -

Outstanding at end of period	1,742	$6.17	7.05 years	2,054	$8.47	7.43 years

Exercisable at end of period	1,071	$4.50	6.03 years	1,110	$4.66	5.90 years

Nonvested stock options				944	$12.95	9.2 years

Shares available for future stock option grants to employees and directors under existing plans were 2,552 and 486, respectively, at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options outstanding was $12.6 million, and the aggregate intrinsic value of options exercisable was $11.0 million. Total intrinsic value of options exercised was $1.3 million for the three months ended June 30, 2006 and $5.7 million for the six months ended June 30, 2006.
Restricted Stock
The Company’s plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over a period of four years, equal to the period the restrictions lapse. The share based expense for these awards was determined based on the market price of the Company stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.
During the second quarter of 2006, the Company granted 38 shares of restricted stock, all of which were outstanding and unvested at June 30, 2006. There was no restricted stock activity in any prior period.
NOTE 9 – COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to non-shareholder items consisting of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. Comprehensive loss for the quarter ended June 30, 2006 was $529 and for the six months ended June 30, 2006 was $7,517. For the quarter and six months ended June 30, 2005, comprehensive income and loss, respectively, were equal to the net income and loss reported in the Company’s statement of operations for those periods. Net accumulated comprehensive income adjustments as of June 30, 2006 are $418.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Some of the statements made in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect the Company’s plans, beliefs, and current views with respect to, among other things, future events and financial performance. These statements are often identified by use of forward-looking words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “estimate,” “anticipate,” and comparable words or the negative version of these and other words. Any forward-looking statement contained in this Form 10-Q is based upon the Company’s historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company or any other person that the future plans, estimates, or expectations contemplated by the Company will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause actual results to differ materially from those indicated in the statements. These factors include, but are not limited to, those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Risk Factors”.
This cautionary statement should not be regarded as exhaustive and should be read in conjunction with other cautionary statements and other information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company operates in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks and uncertainties, nor can it assess the impact, if any, that any such risks and uncertainties may have on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which the Company is subject can be expected to change over time, and, except as required by law, the Company undertakes no obligation to update publicly or review the risks or uncertainties described herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except as required by law, the Company also undertakes no obligation to update publicly or review any of the forward-looking statements made in this Form 10-Q, whether as a result of new information, future developments, or otherwise.
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
RESULTS SUMMARY
Revenue for the three months ended June 30, 2006 (the Company’s second fiscal quarter of 2006) was a record $30.0 million, a 59% increase over the second quarter of 2005. For the six months ended June 30, 2006, total revenue was $57.0 million, an 87% increase over the comparable prior year period. The net loss for the second quarter was $0.9 million, or $0.04 per share, compared to a net income of $1.9 million, or $0.09 per share, in the second quarter of 2005. For the six months ended June 30, 2006, the Company’s net loss was $7.9 million, or $0.38 per share, compared to a net loss of $2.9 million, or $0.19 per share, in the first half of 2005.
As explained in the individual sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the acquisition of Camtronics Medical Systems, Ltd. on November 1, 2005, which added a cardiology line of products to the Company’s product offering, accounts for much of the change in the individual categories of revenue and expense described in this section.
Included in the results of the Company for the three month and six month periods ended June 30, 2006 are the following:
1)	second quarter expenses of $1.1 million, or $0.05 per share, related to the integration of Camtronics with the Company ($2.3 million, or $0.11 per share, for the six months ended June 30, 2006),

2)	second quarter non-cash expenses of $1.0 million, or $0.05 per share, in amortization of intangible assets acquired in the Camtronics acquisition, ($2.0 million, or $0.10 per share, for the six months ended June 30, 2006), and

3)	second quarter non-cash expenses of $0.8 million, or $0.04 per share, for stock options-based compensation after the Company’s adoption of Statement of Financial Accounting Standards No. 123R as of January 1, 2006 ($1.4 million, or $0.07 per share, for the six months ended June 30, 2006).
Cash provided by operations in the second quarter of 2006 was $1.8 million, and for the six months ended June 30, 2006, was a net usage in operations of $2.7 million. At June 30, 2006, the Company had approximately $14.7 million in unrestricted cash and cash equivalents. In addition, in second quarter 2006, the Company entered into an agreement with a bank for a new $10 million secured line of credit.

Revenue and Gross Margin
     Revenue consists of systems sales and support services revenue. Systems sales revenue is comprised of revenue from sales of the Company’s software and third-party components, primarily computer hardware. Costs of systems revenue consist of purchases of hardware and software from third party vendors for use by customers and the internal costs of the Company’s software licenses. Software development expenses are included in research and development expense in the Company’s statement of operations.
     Support services revenue is comprised of revenue from professional services such as implementation and training, as well as ongoing maintenance services. Costs of support services revenue consist of labor, overhead, and associated costs of implementation, installation, and training on behalf of customers, and the costs of providing continuous support of hardware and software sold to customers.
     Individual radiology systems sales typically are larger in terms of sales dollars and implementation time than individual cardiology systems sales, and currently provide higher gross margins. In any given period, the mix of systems revenue to support services revenue, the mix of hardware and software comprising systems revenue, and the mix of radiology revenue to cardiology revenue can produce significant variability in the levels of revenue and gross margin reported.
     The following table sets forth comparative revenue and gross margin data for the three and six month periods ended June 30, 2006 and 2005.

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Systems sales	$17,601	$13,402	$34,870	$21,121
Support services	12,415	5,513	22,147	9,379

Total	30,016	18,915	57,017	30,500

Cost of revenue:
Systems sales	9,977	5,753	23,261	10,576
Support services	6,534	3,667	12,752	6,999

Total	16,511	9,420	36,013	17,575

Gross profit:
Systems sales	7,624	7,649	11,609	10,545
Support services	5,881	1,846	9,395	2,380

Total	$13,505	$9,495	$21,004	$12,925

Gross margin:
Systems sales	43.3%	57.1%	33.3%	49.9%
Support services	47.4%	33.5%	42.4%	25.4%
Total	45.0%	50.2%	36.8%	42.4%

Summary. Total revenue in second quarter 2006 was $30.0 million, a 59% increase over second quarter 2005. For the six months ended June 30, 2006, total revenue was $57.0 million, an 87% increase over the comparable prior year period. These increases in revenue reflect both the organic growth of the Company and the results of its acquisition of Camtronics and its cardiology line of products on November 1, 2005. During the same periods, gross margin earned on total revenue declined by approximately 5 percentage points, reflecting a return to a more normal and anticipated gross margin level after the higher, specific job related margins earned in the second quarter of 2005 and, to a lesser extent, in the first half of 2005, and reflecting the lower gross margins currently earned on cardiology revenue compared to radiology revenue. These lower cardiology gross margins are due in some part to the Company’s application of generally accepted accounting principles for the acquisition of other businesses, in which revenue previously deferred by an acquired company is recognized post-acquisition by the acquiring company at minimal gross margin. The two components of the Company’s revenue and gross margin are discussed individually below in comparison to the prior year periods.
Sequentially, second quarter 2006 total revenues were up by $3.0 million, or 11.2%, over the first quarter of the year.
Systems Sales Revenue. Second quarter 2006 systems sales revenue exceeded the comparable 2005 period by $4.2 million, or 31.3%. For the six months ended June 30, 2006, systems sales were higher by $13.7 million, or 65.1% than the comparable prior year period. The Company’s new line of cardiology products contributed significantly to the quarter-to-quarter increase and the six months’ increase. Second quarter 2006 systems revenue was characterized by two significant installations of enterprise visual medical systems (and resulting revenue recognition), each over $2.0 million in value. The hardware component of systems sales revenue was significantly higher in second quarter 2006 versus the comparable prior year period, while the software component of systems sales revenue was relatively flat compared to second quarter 2005. Sequentially, total systems sales revenue for second quarter 2006 exceeded first quarter 2006 systems sales revenue by $0.3 million, but with a significant shift toward software content in the second quarter, producing a higher gross margin. First quarter 2006 systems sales revenue included a seasonally high percentage of hardware and third party components.
The increase in systems sales revenue for the six months ended June 30, 2006 compared to the comparable 2005 period reflects the addition of cardiology products as described above, but also reflects growth in the Company’s legacy products via greater numbers of installations at both new and existing customers, and greater acceptance of the Company’s products in the marketplace, particularly with multi-facility healthcare providers.

Systems Sales Gross Margin. The Company’s systems sales gross margin was 43.3% for second quarter 2006, marking a return to the level anticipated by the Company in periods with a normal mix of hardware to software revenue, and radiology to cardiology revenue. Second quarter 2005 margin, which contained no cardiology revenue given the Company’s acquisition of Camtronics in November, 2005, was unusually high at 57.1% as the result of the installation of one individually significant system which had been previously deferred pending delivery of software upgrades.
For the six months ended June 30, 2006, systems sales gross margin was 33.3% compared to the unusually high level of 49.9% for the same period in 2005. The current year-to-date gross margin was lowered by the Company’s relatively low first quarter gross margin of 23.1%, which was the result of higher hardware content and lower software content. That mix returned to a more normal level in second quarter 2006, resulting in the 43.3% quarterly gross margin described above. The gross margin for the six months ended June 30, 2005 was unusually high for the reasons described above.
In general, the costs of third party hardware components tend to lower the Company’s systems gross margin, and cardiology revenues currently are producing lower systems margin. The Company expects systems sales gross margins in the low forty percent range going forward, assuming a normal mix of hardware to software, and radiology to cardiology revenues. However, the Company’s systems sales gross margin may significantly fluctuate from period to period depending on the mix of revenue recognized in a given reporting period.
Support Services Revenue. The Company’s support services revenue increased by $6.9 million, or 125.2%, in second quarter 2006 compared to the prior year period, and by $12.8 million, or 136.1%, for the six months ended June 30, 2006 compared to the same period in 2005. The addition of the Company’s cardiology product line in November 2005 contributed significantly to the quarter-to-quarter increase and the six months’ increase. Support services revenue, which consists primarily of system installation services, customer training, and system maintenance services, are ancillary to the Company’s systems sales revenues and therefore tend to grow as systems revenue grows. Second quarter 2006 support services revenue was characterized by an increased number of system installations compared to second quarter 2005, in particular by the two large systems described above, but also by a greater number of relatively smaller installations. In addition, the Company’s system maintenance revenue grew quarter to quarter with the higher number of system installations and higher number of customers, including the cardiology customers assimilated into the Company as a result of the Camtronics acquisition, subscribing to the Company’s maintenance services, accounting for approximately one third of the quarter to quarter support services revenue increase. Sequentially, support services revenue was $2.7 million, or 27.6%, higher in second quarter 2006 than in first quarter 2006.
The increase in support services revenue for the six months ended June 30, 2006, which on a percentage basis tracked the quarter-to-quarter increase, is due in part to the Company’s addition of its cardiology line of products, but also reflects the Company’s growth in systems sales revenue. Such systems sales revenue increases are expected to bring increases in revenue from the Company’s installation and training capabilities, as well as increased maintenance revenue from an increasing installed base of customers.
Support Services Gross Margin. The Company’s support services gross margin was 47.4% in second quarter 2006, a 13.9 percentage point increase over support services gross margin for second quarter 2005. The second quarter 2006 margin, which was higher than previous quarters, is the result of second quarter installation of several individually significant and higher margin systems. The timing of closure of individual installations from period to period can significantly impact the level of reported support services revenue and gross margin reported for a given period. In addition, the Company believes that its support services gross margin is higher for both the second quarter and six months ended June 30, 2006 as the result of gradually increasing labor and other efficiencies in its installation, training, and maintenance activities as the given cost of these services is spread over a larger installed base of customers.
In addition to the factors described above, the Company believes that both its second quarter and six months ended June 30, 2005 gross margin on support services was lowered by the commencement of a build-up in the relevant staffing levels and that the efficiency of that staff has begun to increase with growth of the installed base of customers in 2006. Going forward, the Company expects support services gross margins in the low to mid forty percent range, assuming its staff efficiencies continue and its cardiology business delivers margins in line with those of the radiology line of products, but also expects some timing-based variability in support services gross margin from period to period.
Research & Development, Sales & Marketing, and General & Administrative Expenses
Total research and development, sales and marketing, and general and administrative expenses for the quarter ended June 30, 2006 were $12.5 million as compared to $7.9 million in the corresponding prior year quarter, an increase of $4.6 million or 57%. The addition of the operating expenses of Camtronics, which was acquired by the Company November 1, 2005, accounts for the majority of the total increase, with the remainder of the increase consisting of a) increased general and administrative expenses resulting generally from the company’s status as a publicly held entity (including costs of compliance with the provisions of the Sarbanes Oxley Act of 2002) and stock-based compensation expense, and b) increased sales and marketing expenses, including sales commissions, consistent with increased selling effort and greater levels of interest in the Company’s products. The growth of 57% in these expenses quarter to quarter compares to total revenue growth over the same period of 59%. As a percentage of revenue, these expenses were 41.5% in second quarter 2006 compared to 41.9% in second quarter 2005.

For the six months ended June 30, 2006, total research and development, sales and marketing, and general and administrative expenses were $24.9 million, as compared to $15.6 million in the corresponding prior year period, an increase of $9.3 million or 60%. The addition of the operating expenses of Camtronics, which was acquired by the Company November 1, 2005, accounts for the majority of the total increase, with the remainder of the increase consisting of increased general and administrative and sales and marketing expenses as described above. Overall, these expenses grew 60% in the first half of 2006 while total revenue grew 87% over the same period. As a percentage of revenue, these expenses were 44% in the six months ended June 30, 2006, compared to 51% in the comparable prior year period.
The Company expects that its research and development, sales and marketing, and general and administrative expenses will continue to grow as its revenue grows and as it addresses new product markets, but doesn’t expect growth in excess of its rate of revenue growth.
Research and Development Expenses. Research and development expenses increased by $1.2 million, or 44% in second quarter 2006 compared to second quarter 2005. The addition of Camtronics and its employees and cardiology development efforts accounts for the majority of the quarter-to-quarter increase, with the remainder consisting primarily of higher depreciation charges resulting from higher equipment purchases since second quarter 2005, increased personnel and related costs resulting from efforts at new software releases in 2006, and stock-based compensation expense. As a percentage of revenue, research and development expenses were 13.4% in second quarter 2006 compared to 14.8% in second quarter 2005.
For the six months ended June 30, 2006, research and development expenses increased by $2.8 million, or 53%, over the prior year period. The addition of Camtronics and its employee headcount and cardiology development efforts accounts for the majority of the increase, with the remainder due to costs related to new software releases, increased depreciation charges, and stock-based compensation, all as described above. As a percentage of revenue, research and development expenses were 14.3% in the first half of 2006 compared to 17.5% in the first half of 2005.
Sales and Marketing Expenses. Sales and marketing expense increased by $2.0 million, or 76.8%, in second quarter 2006 compared to second quarter 2005. The addition of Camtronics and its employees, its cardiology selling efforts, and the efforts of the combined company to begin cross-market selling had the greatest impact on the second quarter increase, with the remainder due to higher commissions and bonuses due to increased bookings, expanded sales and marketing headcount and related expenses, and stock-based compensation. As a percentage of revenue, sales and marketing expenses were 15.3% in second quarter 2006 compared to 13.7% in second quarter 2005.
For the six months ended June 30, 2006, sales and marketing expenses increased by $3.2 million, or 59%, over the prior year period. The addition of Camtronics and its employee headcount, its cardiology selling efforts, and the combined company’s effort to cross-market sell its products accounts for the majority of the year to date increase. Other sales and marketing expenses remained relatively stable as the higher second quarter expenses described above were offset by lower expenses related to relatively lower activity levels in first quarter 2006. As a percentage of revenue, sales and marketing expenses were 15.1% in the first half of 2006 compared to 17.7% in the first half of 2005.
General and Administrative Expenses. General and administrative expenses increased by $1.3 million, or 52%, in second quarter 2006 compared to second quarter 2005. The addition of Camtronics and its employees and related activities accounted for half of the increase, with the majority of the remainder of the increase due to an increasing level of expenses related to the Company’s status as a publicly held entity, such as audit and legal fees, insurance, and expenses incurred to become compliant in 2006, as required, with the Sarbanes-Oxley Act of 2002, to administrative headcount and related increases in support of the Company’s revenue growth, and to stock-based compensation expense. As a percentage of revenue, general and administrative expenses were 12.8% in second quarter 2006 compared to 13.4% in second quarter 2005.
For the six months ended June 30, 2006, general and administrative expenses increased by $3.3 million, or 69%, over the prior year period. This increase is due to higher expenses as described in the second quarter discussion above. As a percentage of revenue, general and administrative expenses were 14.3% in the first half of 2006 compared to 15.8% in the first half of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Summary. The Company’s unrestricted cash, cash equivalents, and marketable securities at June 30, 2006 totaled $14.7 million, a decline of approximately $5.8 million since December 31, 2005. This decline is primarily the result of funding of the Company’s net loss for the first half of 2006, but also includes the effects of investment in property, plant, and equipment of $3.5 million, including the upgrade and remodeling of the former Camtronics headquarters building, and the payment of scheduled debt installments of $1.4 million, offset by the proceeds of stock option exercises by employees of $2.1 million. Primarily due to the effects of the decline in cash and marketable securities, the Company’s total working capital declined by $2.4 million during the first half of 2006, although working capital increased by $1.8 million in second quarter 2006. Total debt remained minimal at $2.4 million, and the Company has not drawn on its new $10 million line of credit. In addition, revenue for the second quarter and first half of 2006 were higher than in any prior period, with accounts receivable at June 30, 2006 of $29.1 million net of the allowance for doubtful accounts. The Company continues to believe that its existing cash balances, together with its future cash flows and the availability of funding under its line of credit, if necessary, will be sufficient to fund its operations for the next twelve month period.

Cash Used In Operating Activities. Net cash used in operations for the six months ended June 30, 2006 was $2.7 million, compared to a net usage of cash from operations in the six months ended June 30, 2005 of $3.2 million. The net use of cash in the first half of 2006 is primarily the result of the Company’s net loss for the period, but also includes the negative effects of an inventory increase of $3.7 million and a net accounts payable and accrual decline of $1.6 million, both of which are largely the result of timing. In addition, deferred revenue increased by $3.9 million as the result of new billings in excess of recognized revenue.
The net use of cash of $3.2 million in the six months ended June 30, 2005 was primarily the result of that period’s net loss of $2.9 million, but also reflected the effects of changes in working capital accounts, primarily a decline in accrued expenses reflecting payment of unusually high accruals related to the pending initial public offering at December 31, 2004.
Cash from operating activities in a given period is affected most by the Company’s net income or loss for the period, by the timing of billings to customers versus the timing of revenue recognition, and by the timing of receipt and delivery of sales orders, which can temporarily affect the Company’s levels of inventory and accounts payable. The Company had positive cash flow from operations in the second quarter of 2006 and is expecting to be cash-flow positive from its operations for the remainder of the current year, but also expects to continue to use cash to fund its integration of operations with Camtronics for the remainder of 2006. The Company expects that the total cost of the Camtronics integration could be approximately $6.0 million for the full year 2006.
Cash From Investing Activities. Net cash provided by investing activities was $1.1 million in the six months ended June 30, 2006 compared to a net use of cash in investing activities of $48.9 million in the prior year period. The provision of cash from investing activities for the first half of 2006 consisted of the maturity of $5.0 million of marketable securities, the proceeds of which were used to finance operating activities, and a use of cash of $3.5 million to upgrade and remodel the former Camtronics headquarters and to purchase property and equipment items for internal use, primarily in research and development and to equip new employees.
In the first half of 2005, the net use of cash consisted of the purchase of marketable securities of $59.2 million, reflecting the investment of part of the funds raised in the Company’s initial public offering, and the purchase of $4.5 million in property and equipment items for research and development, quality assurance, and to equip new employees, both of which were offset by the maturity of $15.0 million in marketable securities.
The Company expects that purchases of property and equipment for internal use and for use at customer sites will continue as its customer base, resulting employee headcount, and its research and development activities continue to grow.

Cash From Financing Activities. Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2006 compared to $64.5 million in first half 2005. In first half 2006, the Company received proceeds of $2.1 million on the exercise of stock options, and made regularly scheduled payments on its outstanding debt of $1.4 million.
Cash provided by financing activities in first half 2005 was the result of the Company’s initial public offering of its stock in February 2005, less the payment of debt of $4.6 million with a portion of the public offering proceeds.
Contractual Cash Obligations. As of June 30, 2006 the Company had total obligations for the payment of cash of approximately $9.4 million, consisting of $2.4 million in debt and capital lease obligations and $7.0 million in operating lease commitments, primarily for office space. Under their present terms, these obligations come due in the amounts of approximately $3.8 million in less than one year, $3.0 million in one to three years, and $2.6 million in three years and beyond.
Available Credit. In April 2006, the Company entered into a new agreement with a bank that provides available credit of $10.0 million at the bank’s prime interest rate. The agreement is for a term of two years, at the end of which all amounts become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At June 30, 2006 there were no amounts outstanding under the line of credit.
The Company believes that existing cash, together with its future cash flows and amounts available under its line of credit, if necessary, will be sufficient to execute its business plan for the next twelve months. However, any projections of cash flow are subject to uncertainties, including the Company’s rate of revenue growth, the expansion of its sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, continuing market acceptance of the Company’s products, costs and risks associated with the integration of acquired businesses, and the Company’s ability to manage its growth. In addition, the Company may also invest in or acquire complementary businesses, services, or technologies, which could require that funding be obtained through additional equity or debt financing. It is possible that additional financing for any of these purposes could be required, and that additional funds may not be available on favorable terms or at all.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The debt instruments of the Company do not expose the Company to material market risks relating to changes in interest rates.

Excess funds of the Company are invested in short-term, interest-bearing, investment-grade securities. The value of these securities is subject to interest rate risk and could decline in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at June 30, 2006.
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
ITEM 4: CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and W. Randall Pittman, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through June 30, 2006, the Company has used approximately $9.3 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.0 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Emageon Inc.’s annual meeting of stockholders was held May 25, 2006. The results of that meeting follow.
1)    Two directors were elected to the Board of Directors to serve for a three year term expiring at the annual meeting in 2009 or until their successors have been duly elected and qualified. Both nominees were serving as Directors of the Company at the time of their nomination for the current term. The terms of office of six directors continued after the meeting.

	Votes For	Votes Withheld
Roddy J.H. Clark	18,771,441	130,428

John W. Thompson	18,771,291	130,578
Directors whose terms of office continued after the meeting:
Terms expiring in 2007
Chris H. Horgen
Mylle H. Mangum
Hugh H. Williamson, III
Terms expiring in 2008
Arthur P. Beattie
Fred C. Goad, Jr.
Charles A. Jett, Jr.
      2) The ratification of the appointment of Ernst&Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006 was approved by a vote of 18,823,117 for, 41,556 against, and 37,196 abstain.
ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit No.	DESCRIPTION

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Emageon Inc.

Date: August 9, 2006	By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ W. Randall Pittman
W. Randall Pittman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)