Form 10-Q
period 2006-09-30
EMAGEON INC
filed 2006-11-09
CIK 1121439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
(205) 980-9222

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Common stock, par value $0.001 per share: 21,174,339 shares outstanding as of October 31, 2006.

Form 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
EMAGEON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,762	$15,520
Marketable securities	—	4,951
Trade accounts receivable, net	29,959	29,261
Inventories	9,875	8,031
Prepaid expenses and other current assets	3,774	3,052

Total current assets	57,370	60,815
Property and equipment, net	19,507	21,433
Other noncurrent assets	1,647	1,419
Intangible assets, net	31,427	34,277

Total assets	$109,951	$117,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,285	$13,196
Accrued payroll and related costs	3,447	4,104
Deferred revenue	26,649	26,057
Other accrued expenses	3,634	3,978
Current portion of long-term debt and capital lease obligations	1,639	2,763

Total current liabilities	44,654	50,098
Long-term deferred revenue	3,967	3,221
Other long-term liabilities	201	—
Long-term debt and capital lease obligations	27	986

Total liabilities	48,849	54,305
Stockholders’ equity:
Common stock, $0.001 par value, 66,000 shares authorized; 21,254 shares and 20,629 shares issued, and 21,079 shares and 20,453 shares outstanding at September 30, 2006 and December 31, 2005, respectively	21	21
Additional paid-in capital	120,469	115,215
Accumulated other comprehensive income	417	85
Accumulated deficit	(59,530)	(51,407)
Treasury stock, 176 shares, at cost	(275)	(275)

Total stockholders’ equity	61,102	63,639

Total liabilities and stockholders’ equity	$109,951	$117,944

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
System sales	$19,754	$13,490	$54,624	$34,611
Support services	13,257	6,526	35,404	15,905

Total revenue	33,011	20,016	90,028	50,516

Cost of revenue:
System sales	10,712	7,206	33,973	17,782
Support services	6,187	3,799	18,939	10,798

Total cost of revenue	16,899	11,005	52,912	28,580

Gross profit	16,112	9,011	37,116	21,936

Operating expenses:
Research and development	4,601	2,624	12,763	7,955
Sales and marketing	4,435	2,455	13,026	7,855
General and administrative	4,495	2,467	12,668	7,295
Amortization of intangible assets related to Camtronics acquisition	885	—	2,655	—
Integration costs related to Camtronics acquisition	2,062	—	4,343	—

Total operating expenses	16,478	7,546	45,455	23,105

Operating (loss) income	(366)	1,465	(8,339)	(1,169)
Interest income	157	497	473	1,207
Interest expense	(64)	(131)	(257)	(1,125)

Net (loss) income	$(273)	$1,831	$(8,123)	$(1,087)

Net (loss) income per share, basic and diluted	$(0.01)	$0.09	$(0.39)	$(0.06)

Basic weighted average shares outstanding	21,013	20,110	20,822	17,191

Diluted weighted average shares outstanding	21,013	21,382	20,822	17,191

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Unaudited
	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(8,123)	$(1,087)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,320	4,070
Amortization of intangible assets	3,677	709
Write-off of subordinated debt discount	—	646
Stock-based compensation expense	2,348	918
Loss on disposal of fixed assets	460	—
Other operating activities	(49)	107
Changes in operating assets and liabilities, net	(6,389)	(9,138)

Net cash used in operations	(2,756)	(3,775)

INVESTING ACTIVITIES
Purchases of property and equipment	(4,330)	(6,204)
Purchases of marketable securities	—	(59,381)
Maturities of marketable securities	5,000	30,000
Capitalized software development costs	(551)	(293)
Other investing activities	55	—

Net cash provided by (used in) investing activities	174	(35,878)

FINANCING ACTIVITIES
Proceeds of issuance of common stock, net of issue costs	2,906	69,614
Proceeds of issuance of preferred stock, net of issue costs	—	59
Payment of debt and capital lease obligations	(2,083)	(5,859)
Other financing activities	—	374

Net cash provided by financing activities	823	64,188

Effect of exchange rate changes on cash	1	—

Net (decrease) increase in cash	(1,758)	24,535
Cash at beginning of period	15,520	5,994

Cash at end of period	$13,762	$30,529

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Emageon Inc. (“Emageon”, or the “Company”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Certain reclassifications have been made to prior year amounts to provide comparability with the current year presentation.
Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.
All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.
The Company has revised its presentation of expenses incurred on behalf of, and billable to, its customers in accordance with Emerging Issues Task Force No. 01-14 to reflect those expenses in support services cost of revenue, and reflect the related customer billing in support services revenue. Previously, revenue from such customer billings was netted against the related expense for presentation in the statement of operations. The effect of this revision of revenue and expense was to increase both support services revenue and cost of revenue by $293 for the three months ended September 30, 2006 (by $1,384 for the nine months then ended), and by $410 for the three months ended September 30, 2005 (by $1,004 for the nine months then ended). The revision had no effect on the Company’s reported income from operations or net income for any of these periods. The statements of operations included in this quarterly report on Form 10-Q for the three months ended September 30, 2005, the nine months ended September 30, 2005, and the nine months ended September 30, 2006 have been revised to reflect this change in presentation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the nine months ended September 30, 2006 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 or in the Company’s method of application of these critical accounting policies.

NOTE 2. INITIAL PUBLIC OFFERING
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
NOTE 3. ACQUISITIONS AND INTANGIBLE ASSETS
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
The purchase price of Camtronics was allocated to the assets and liabilities of Camtronics on a fair-value basis, including the identification and valuation of its intangible assets and the assignment of value to goodwill. Goodwill represents, among other things, the synergistic value and potential competitive benefits that may be realized as a result of the acquisition, any future products that may arise from the acquired technology, and the skilled and specialized workforce acquired. In total, intangible asset value of $11,603 and goodwill value of $17,600 related to the Camtronics acquisition were identified and recorded. As of July 1, 2006, the Company determined the purchase price of Camtronics to be final and the period for allocation of that purchase price to be completed.
Summarized below are the Company’s intangible assets, which include those arising from the Camtronics acquisition, the acquisitions of other businesses, and the capitalized portion of costs of internally developed software. These assets are amortized on a straight-line basis over lives ranging from one to six years, with the exception of goodwill, which is not amortized but is tested for impairment at least annually or as circumstances arise that may indicate impairment.

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Total	Carrying	Carrying	Total	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$5,240	$3,106	$2,134	$5,240	$2,212	$3,028
Customer relationships	10,028	2,851	7,177	10,028	518	9,510
Trade names	501	394	107	501	72	429
Software development costs	1,349	695	654	798	567	231
Goodwill	21,355	—	21,355	21,079	—	21,079

Total	$38,473	$7,046	$31,427	$37,646	$3,369	$34,277

Weighted average amortization periods are 4.6 years for acquired technology, 4.9 years for customer relationships, 1.2 years for trade names, and 1.5 years for software development costs.
Amortization expense was $2,007 for the year ended December 31, 2005 and $3,677 for the nine months ended September 30, 2006. Estimated future amortization expense is as follows:

Three months ending December 31, 2006	$1,307
2007	3,103
2008	2,027
2009	1,381
2010 and thereafter	2,254

Total	$10,072

During the third quarter of 2006 the Company, as part of the integration of Camtronics into the operations of the Company, vacated a leased facility and combined the operations formerly at that facility with those at a location acquired in the Camtronics acquisition. The Company has estimated and recorded a future net negative cash flow of $588 expected to arise from the continuing lease obligation, and has identified and written-off $266 representing the net book value of property, plant and equipment items attendant to the former facility. Both of these charges are included in “Integration costs related to Camtronics acquisition” in the third quarter 2006 statement of operations. The estimated future liability for lease payments is included in other accrued expenses and other long-term liabilities in the September 30, 2006 balance sheet. The Company is attempting to sub-lease the facility to another occupant and to otherwise minimize expense related to the facility.
NOTE 4. MARKETABLE SECURITIES
At December 31, 2005 the Company held marketable debt securities classified as available-for-sale and carried at estimated fair market value, consisting of U.S. government agency securities, in the amount of $4,951. These securities matured during the quarter ended March 31, 2006.
NOTE 5. INVENTORIES
Inventories include the costs of materials, labor, and overhead. The costs of purchased third-party hardware and software associated with customer sales contracts are included as inventory in the consolidated balance sheet and charged to system sales cost of revenue in the statement of operations once customer acceptance has been received and all other revenue recognition criteria have been met. Inventories consist of the following:

	September 30, 2006	December 31, 2005
Third-party components	$3,352	$1,708
Work-in-process	230	345
Completed systems	6,293	5,978

Total	$9,875	$8,031

NOTE 6. SUPPLEMENTARY CASH FLOW INFORMATION
Changes in operating assets and liabilities of the Company, net of the effects of acquisitions of other businesses, in reconciling net loss to net cash provided by or used in operations are as follows:

	Nine Months Ended September 30,
	2006	2005
(Increase) decrease in:
Trade accounts receivable, net	$(698)	$(3,738)
Inventories, net	(1,844)	31
Prepaid expenses and other current assets	(722)	(1,827)
Other noncurrent assets	(228)	(54)

Increase (decrease) in:
Accounts payable	(3,911)	1,466
Accrued payroll and related costs	(657)	(310)
Other accrued expenses	333	(1,697)
Deferred revenue	1,338	(3,009)

Net changes in operating assets and liabilities	$(6,389)	$(9,138)

There were no significant non-cash investing and financing transactions in the nine month periods ended September 30, 2006 and 2005.
NOTE 7. COMPUTATION OF EARNINGS PER SHARE
Basic net income or loss per share is computed using the weighted average common shares outstanding during the period. Diluted net income or loss per share is computed using the weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consisted of convertible preferred stock, common stock warrants, and options to purchase common stock granted to employees and directors (“stock options”) during the nine months ended September 30, 2005, and consisted of common stock warrants and stock options during the nine months ended September 30, 2006. Common stock equivalents consisting of 1,931 shares as of September 30, 2006 were excluded from the loss per share computations for the three and nine month periods ended September 30, 2006 because their inclusion would have been anti-dilutive. Common stock equivalents consisting of 2,224 shares as of September 30, 2005 were included in the net income per share computation for the three months ended September 30, 2005, but excluded from the net loss per share computation for the nine months then ended because their inclusion would have been anti-dilutive.
NOTE 8. STOCK BASED COMPENSATION
The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards, determines the number of shares and/or options subject to each award, and determines the terms, conditions, performance measures, and other provisions of the award. Note 16 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005 contains additional information related to these stock-based compensation plans.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock options that were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant.
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
As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss and basic and diluted earnings per share for the quarter ended September 30, 2006 were $700 or $0.03 lower, respectively, and $1,500 or

$0.07 lower for the nine months ended September 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.
Net cash proceeds from the exercise of stock options were $800 for the quarter ended September 30, 2006, and $2,900 for the nine months ended September 30, 2006.
The following table illustrates the effect on earnings and earnings per share for the quarter and nine months ended September 30, 2005 had the Company accounted for stock-based compensation in accordance with SFAS 123R for those periods:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss):
As reported	$1,831	$(1,087)
Add: Stock-based employee compensation reported in net income (loss)	301	918
Deduct: Stock-based employee compensation under the fair value method for all awards	(488)	(1,427)

Pro forma net income (loss)	$1,644	$(1,596)

Basic and diluted net income (loss) per share:
As reported	$0.09	$(0.06)
Add: Stock-based employee compensation reported in net income (loss)	0.01	0.05
Deduct: Stock-based employee compensation under the fair value method for all awards	(0 .02)	(0.08)

Pro forma net income (loss) per share	$0.08	$(0.09)

Stock Options
The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the quarter and nine months ended September 30, 2005 and 2006.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.9%	70.9%	70.9%	70.9%
Risk-free interest rate	4.06%	5.02%	3.81%	4.87%
Expected life of options, in years	5.0	5.0	5.0	5.0
Weighted average grant date fair value	$8.10	$9.38	$9.08	$9.61

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the volatility of the Company’s stock price.
At September 30, 2006, there was $6,800 of unrecognized compensation cost related to share-based payments. The Company expects this compensation cost to be recognized over a weighted-average period of 2.84 years.
The following table represents stock option activity for the three and nine month periods ended September 30, 2006:

			Weighted-Average
		Weighted-Average	Remaining
Three Months Ended September 30, 2006	Number of Shares	Exercise Price	Contractual Life
Options at beginning of period	2,115	$8.63
Granted	31	15.10
Exercised	(154)	5.07
Forfeited	(97)	10.54

Outstanding at end of period	1,895	$8.93	7.31 years

Exercisable at end of period	967	$4.75	5.60 years

Nonvested stock options	928	$13.29	9.08 years

			Weighted-Average
		Weighted-Average	Remaining
Nine Months Ended September 30, 2006	Number of Shares	Exercise Price	Contractual Life
Options at beginning of period	2,129	$5.91
Granted	530	16.18
Exercised	(613)	4.66
Forfeited	(151)	9.14

Outstanding at end of period	1,895	8.93	7.31 years

Exercisable at end of period	967	4.75	5.60 years

Shares available for future stock option grants to employees and directors under existing plans were 2,513 and 433, respectively, at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options outstanding was $12,600, and the aggregate intrinsic value of options exercisable was $10,500. Total intrinsic value of options exercised was $1,500 for the three months ended September 30, 2006 and $7,200  for the nine months ended September 30, 2006.

Restricted Stock
The Company’s plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over a period of four years, equal to the period over which the restrictions lapse. The share based expense for these awards was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.
During the third quarter of 2006, the Company granted 5 shares of restricted stock (57 shares for the nine months ended September 30, 2006), all of which were outstanding and unvested at September 30, 2006.
NOTE 9. COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to non-equity items consisting of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. Comprehensive loss for the quarter ended September 30, 2006 was $274 and for the nine months ended September 30, 2006 was $7,792. For the quarter and nine months ended September 30, 2005, comprehensive income and loss, respectively, were equal to the net income and loss reported in the Company’s statement of operations for those periods. Net accumulated comprehensive income adjustments as of September 30, 2006 are $417.
NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006 the Financial Accounting Standards Board issued its Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“Interpretation No. 48”), and in September 2006 issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). Interpretation No. 48, which is effective for the Company’s fiscal year ending December 31, 2007, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. SFAS No. 157, which is effective for the Company’s fiscal year ending December 31, 2008, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. The Company is evaluating these pronouncements to determine any effects on the Company’s reported financial position and results of operations, but does not currently believe that these pronouncements will have a material effect on its financial statements.
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
COMPANY OVERVIEW
Emageon provides an enterprise-level information technology solution for the clinical analysis and management of digital medical images within multi-hospital networks, community hospitals, and diagnostic imaging centers. The Company’s solution consists of advanced visualization and image management software, third-party components, and comprehensive support services. The Company’s web-enabled advanced visualization software, which is hosted by the customer, provides physicians across the enterprise, in multiple medical specialties and at any network access point, with dynamic tools to manipulate and analyze images in both a two dimensional and three dimensional perspective. With these tools, physicians have the ability to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening, and therapy planning. The Company’s open standard solution is designed to help customers improve staff productivity, enhance revenue opportunities, automate complex medical imaging workflow, lower total cost of ownership, and provide better service to physicians and patients.
RESULTS SUMMARY
Revenue for the three months ended September 30, 2006 (the Company’s third fiscal quarter of 2006) was a record $33.0 million, a 65% increase over the third quarter of 2005. For the nine months ended September 30, 2006, total revenue was $90.0 million, a 78% increase over the comparable prior year period. The net loss for the third quarter was $0.3 million, or $0.01 per share, compared to a net income of $1.8 million, or $0.09 per share, in the third quarter of 2005. For the nine months ended September 30, 2006, the Company’s net loss was $8.1 million, or $0.39 per share, compared to a net loss of $1.1 million, or $0.06 per share, in the first nine months of 2005.
As explained in the individual sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the acquisition of Camtronics Medical Systems, Ltd. on November 1, 2005, which added a cardiology line of products to the Company’s product offering, accounts for much of the change in the individual categories of revenue and expense described in this section.
Included in the results of the Company for the three month and nine month periods ended September 30, 2006 are the following:
1)	Third quarter expenses of $2.1 million, or $0.10 per share, related to the integration of Camtronics with the Company ($4.3 million, or $0.21 per share, for the nine months ended September 30, 2006),

2)	Third quarter non-cash expenses of $1.0 million, or $0.05 per share, in amortization of intangible assets acquired in the Camtronics acquisition, ($2.9 million, or $0.14 per share, for the nine months ended September 30, 2006), and

3)	Third quarter non-cash expenses of $1.0 million, or $0.05 per share, for stock options-based compensation after the Company’s adoption of Statement of Financial Accounting Standards No. 123R as of January 1, 2006 ($2.3 million, or $0.11 per share, for the nine months ended September 30, 2006).
Cash used in operations in the third quarter of 2006 was $0.1 million and for the nine months ended September 30, 2006, was $2.8 million. At September 30, 2006 the Company had $13.8 million in unrestricted cash and cash equivalents, and had not drawn on its $10 million secured line of credit with a bank.

Revenue and Gross Margin
Revenue consists of system sales and support services revenue. System sales revenue is comprised of revenue from sales of the Company’s software and third-party components, primarily computer hardware. Costs of system sales revenue consist of purchases of hardware and software from third party vendors for use by customers and the Company’s manufacturing and distribution costs. Software development expenses are generally included in research and development expense in the Company’s statement of operations.
Support services revenue is comprised of revenue from professional services such as implementation and training, as well as ongoing maintenance services. Costs of support services revenue consist of labor, overhead, and associated costs of implementation, installation, and training on behalf of customers, and the costs of providing continuous support of hardware and software sold to customers.
Individual radiology system sales typically are larger in terms of both sales dollars and required implementation time than individual cardiology system sales. In any given period, the mix of total system sales revenue to total support services revenue, the mix of hardware and software comprising system sales revenue, and the mix of radiology revenue to cardiology revenue can produce significant variability in the levels of revenue and gross margin reported.
The following table sets forth comparative revenue and gross margin data for the three and nine month periods ended September 30, 2006 and 2005.

	(In Thousands)
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2006	2005	2006	2005
Revenue:
System sales	$19,754	$13,490	$54,624	$34,611
Support services	13,257	6,526	35,404	15,905

Total	33,011	20,016	90,028	50,516
Cost of Revenue:
System sales	10,712	7,206	33,973	17,782
Support services	6,187	3,799	18,939	10,798

Total	16,899	11,005	52,912	28,580
Gross Profit:
System sales	9,042	6,284	20,651	16,829
Support services	7,070	2,727	16,465	5,107

Total	$16,112	$9,011	$37,116	$21,936
Gross Margin:
System sales	45.7%	46.6%	37.8%	48.6%
Support services	53.3%	41.8%	46.5%	32.1%

Total	48.8%	45.0%	41.2%	43.4%
Summary. Total revenue in third quarter 2006 was a record $33.0 million, a 65% increase over third quarter 2005. For the nine months ended September 30, 2006, total revenue was $90.0 million, a 78% increase over the comparable prior year period. These increases in revenue reflect both the organic growth of the Company and the results of its acquisition of Camtronics and its cardiology line of products on November 1, 2005. Year over year gross margin earned on total revenue declined by 2.2 percentage points. Gross margin earned in the first nine months of 2006 has been reduced by low first quarter margin caused by higher third-party hardware content in systems installed, and by the Company’s acquisition of other businesses, in which revenue previously deferred by an acquired company is recognized post-acquisition by the acquiring company at minimal gross margin. Both second and third quarter 2006 gross margin trended higher than the year to date level for the reasons discussed below.
Sequentially, third quarter 2006 total revenues were up by $3.0 million, or 10.0%, over the second quarter of the year, and up by $6.0 million, or 22.3%, over the first quarter of the year.
The two components of the Company’s revenue and gross margin are discussed individually below in comparison to prior year periods.
System Sales Revenue. Third quarter 2006 system sales revenue exceeded the comparable 2005 period by $6.3 million, or 46.4%. The Company’s acquisition of Camtronics was the primary reason for the increase. Camtronics’ revenue improved significantly in the third quarter compared to the first two quarters of 2006 as customer acceptances were received on orders placed after the acquisition of Camtronics by the Company.
System sales revenue for the nine months ended September 30, 2006 exceeded the comparable prior year period by $20.0 million, or 57.8%. The Company’s acquisition of Camtronics contributed significantly to the year over year increase, and the Company’s legacy products grew as well, reflecting greater numbers of installations for both new customers and existing customers and greater acceptance of the Company’s products in the marketplace, particularly with multi-facility healthcare providers. The first half of 2006 contained two individually significant installations of radiology systems and related revenue recognition. Growth in legacy products in 2006 was negatively impacted on a comparative basis by the 2005 recognition of approximately $3.4 million in revenue that had been deferred in 2004 pending delivery of upgrades and completion of other commitments to customers.
System Sales Gross Margin. The Company’s system sales gross margin was 45.7% for third quarter 2006. Third quarter 2005 system sales gross margin, which contained no cardiology revenue attributable to the Company’s acquisition of Camtronics in November, 2005, was unusually high at 46.6% as the result of the recognition of revenue at a major customer installation which had been previously deferred pending delivery of software upgrades. The decline of 0.9 percentage points quarter to quarter is the result of the addition of cardiology revenue to the mix of total systems revenue for third quarter of 2006 and a lower mix of software to hardware revenue in third quarter 2006 than in 2005, which tended to lower overall system sales gross margin. Sequentially, third quarter system sales gross margin was two percentage points higher than in second quarter 2006 as the result of a return of cardiology system revenue and gross margin to more normal levels after the lower margins recorded in earlier quarters.
For the nine months ended September 30, 2006, system sales gross margin was 37.8% compared to 48.6% for the same period in 2005. The current year to date system sales gross margin was lowered by the Company’s unusually low first quarter gross margin of 23.1%, which was the result of high hardware content versus software content in the systems sold. That mix returned to a more normal level in the second and third quarter, resulting in a 43.3% gross margin for second quarter 2006 and a 45.7% system sales gross margin for third quarter 2006. System sales gross margin for the nine months ended September 30, 2005 was unusually high for the reasons described above.
In general, the costs of third party hardware components tend to lower the Company’s system sales gross margin. The Company expects system sales gross margins in the low-to-mid forty percent range going forward, assuming a normal mix of hardware versus software and radiology versus cardiology revenues. However, the Company’s system sales gross margin may significantly fluctuate from quarter to quarter depending on the mix of revenue recognized in a given reporting period and other factors.
Support Services Revenue. The Company’s support services revenue increased by $6.7 million, or 103.1%, in third quarter 2006 compared to the prior year period. The Company’s acquisition of Camtronics in November 2005 contributed significantly to the quarter to quarter increase, and support services revenue related to the Company’s legacy products grew substantially as well. Support services revenue, which consists primarily of system installation services, customer training, and system maintenance services, is ancillary to the Company’s system sales revenues and therefore tends to grow as system sales revenue grows. Third quarter 2006 support services revenue was characterized by an increased number of system installations compared to third quarter 2005. In addition, the Company’s system maintenance revenue grew quarter to quarter with the higher number of system installations and higher number of customers subscribing to the Company’s maintenance services, including cardiology customers assimilated into the Company as a result of the Camtronics acquisition. Sequentially, support services revenue was $0.8 million, or 6.8%, higher in third quarter 2006 than in second quarter 2006, and $3.5 million, or 36.2%, higher in third quarter than in first quarter 2006.
Support services revenue grew by $19.5 million, or 122.6%, in the nine months ended September 30, 2006 compared to the same prior year period. The increase is due in part to the Company’s acquisition of Camtronics in November 2005, but also reflects the Company’s growth in both cardiology and legacy systems sales revenue. Such systems sales revenue increases have and are expected to continue to bring increases in revenue from the Company’s installation and training capabilities, as well as increased maintenance revenue from an increasing installed base of customers.
Support Services Gross Margin. The Company’s support services gross margin was 53.3% in third quarter 2006, an 11.5 point increase over the third quarter 2005 level. The improvement in third quarter 2006 margin is partially the result of the installation of a greater number of systems in the quarter. In addition, cardiology support services revenue has historically earned slightly higher gross margins than the Company’s legacy products, increasing the overall support services gross margin. The timing of closure of individual system installations from period to period can significantly impact the level of support services revenue and gross margin reported for a given period. In addition, the Company believes that its support services gross margin is higher for both the third quarter and nine months ended September 30, 2006 as the result of gradually increasing labor and other efficiencies in its installation, training, and maintenance activities as the fixed cost of these services is spread over a larger installed base of customers.
In addition to the factors described above, the Company believes that both its third quarter and nine months ended September 30, 2005 support services gross margin was lowered by the commencement of a build-up in the relevant staffing levels, and that the efficiency of that staff has begun to increase with growth of the installed base in 2006. With its current mix of business, the Company expects support services gross margin percentage to be slightly higher than the system sales gross margin percentage, assuming its staff efficiencies continue and its cardiology business continues to deliver margins at the current level, but also expects some timing-based variability in support services gross margin from period to period.
Research & Development, Sales & Marketing, and General & Administrative Expenses
Total research and development, sales and marketing, and general and administrative expenses for the quarter ended September 30, 2006 were $13.5 million as compared to $7.5 million in the corresponding prior year period, an increase of $6.0 million or 79.3%. The addition of the operating expenses of Camtronics, which was acquired by the Company on November 1, 2005, accounts for the majority of the total increase, with the remainder of the increase consisting of (a) increased general and administrative expenses resulting from the Company’s status as a publicly held entity, specifically the costs of compliance with the Sarbanes-Oxley Act of 2002, b) stock-based compensation expense, and (c) increased overhead expenses consistent with the Company’s growth and increased marketing expenses in support of expanded marketing efforts. The growth of 79.3% in these expenses quarter to quarter compares to total revenue growth over the same period of 64.9% and growth in gross margin of 78.9%. As a percentage of revenue, these expenses were 41.0% in third quarter 2006 compared to 37.7% in third quarter 2005.
For the nine months ended September 30, 2006, total research and development, sales and marketing, and general and administrative expenses were $38.5 million as compared to $23.1 million in the corresponding prior year period, an increase of $15.4 million or 66.4%. The addition of the operating expenses of Camtronics accounts for the majority of the total increase, with the remainder of the increase consisting of increased general and administrative, stock compensation, and overhead and marketing expenses as described for the third quarter above. Overall, these expenses grew 66% in the first nine months of 2006 while total revenue grew 78% and gross margin grew 69% over the same period. As a percentage of revenue, these expenses were 42.7% in the nine months ended September 30, 2006, compared to 45.7% in the comparable prior year period.
The Company expects that its research and development, sales and marketing, and general and administrative expenses will continue to grow as its revenue grows and as it addresses new product markets, but doesn’t expect growth in excess of its rate of revenue growth over the long-term.

Research and Development Expenses. Research and development expenses increased by $2.0 million, or 75.3%, in third quarter 2006 compared to third quarter 2005. The addition of Camtronics and its employee headcount and cardiology development efforts accounts for the majority of the quarter to quarter increase, with the remainder consisting primarily of higher overhead and depreciation charges, increased consulting and other costs resulting from software development efforts in 2006, and stock-based compensation expense. As a percentage of revenue, research and development expenses were 13.9% in third quarter 2006 compared to 13.1% in third quarter 2005.
For the nine months ended September 30, 2006, research and development expenses increased by $4.8 million, or 60.4%, over the prior year period. The addition of Camtronics and its employee headcount and cardiology development efforts accounts for the majority of the increase, with the remainder due to costs related to new software releases, increased depreciation charges, and stock-based compensation, all as described above for third quarter 2006. As a percentage of revenue, research and development expenses were 14.2% in the first nine months of 2006 compared to 15.7% in the first nine months of 2005.
Sales and Marketing Expenses. Sales and marketing expenses increased by $2.0 million, or 80.7%, in third quarter 2006 compared to third quarter 2005. The addition of Camtronics and its employee headcount, its cardiology selling efforts, and the efforts of the combined companies to begin cross-market selling had the greatest impact on the third quarter increase, with the remainder due to higher marketing expenses, such as advertising and trade shows, and stock-based compensation. As a percentage of revenue, sales and marketing expenses were 13.4% in third quarter 2006 compared to 12.3% in third quarter 2005.
For the nine months ended September 30, 2006, sales and marketing expenses increased by $5.2 million, or 65.8%, over the prior year period. The addition of Camtronics and its employee headcount, its cardiology selling efforts, and the combined company’s effort to cross-market sell its products accounts for the majority of the year to date increase, with the remainder consisting of higher marketing expenses and stock compensation expenses as described above. As a percentage of revenue, sales and marketing expenses were 14.5% in the first nine months of 2006 compared to 15.5% in the first nine months of 2005.
General and Administrative Expenses. General and administrative expenses increased by $2.0 million, or 82.2%, in third quarter 2006 compared to third quarter 2005. The increase is due primarily to an increasing level of audit, legal, and consulting and other expenses incurred to become compliant in 2006, as required, with the Sarbanes-Oxley Act of 2002, to administrative headcount and related increases in support of the Company’s revenue growth, and to stock-based compensation expense. As a percentage of revenue, general and administrative expenses were 13.6% in third quarter 2006 compared to 12.3% in third quarter 2005.
For the nine months ended September 30, 2006, general and administrative expenses increased by $5.4 million, or 73.7%, over the prior year period. This increase is due to higher expenses as described in the third quarter discussion above. As a percentage of revenue, general and administrative expenses were 14.1% in the first nine months of 2006 compared to 14.4% in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
Summary. The Company’s unrestricted cash, cash equivalents, and marketable securities at September 30, 2006 totaled $13.8 million, a decline of approximately $6.7 million since December 31, 2005. This decline is primarily the result of funding of the Company’s net loss for the first nine months of the year, but also includes the effects of investment in property, plant, and equipment of $4.3 million, including the upgrade and remodeling of the former Camtronics headquarters building and computer hardware and software for internal use, and the payment of scheduled debt installments of $2.1 million, offset by the proceeds of stock option exercises by employees of $2.9 million. Total debt remained minimal at $1.7 million, and the Company has not drawn on its $10 million line of credit. In addition, revenue for the second and third quarters of 2006 were at record levels, with accounts receivable at September 30, 2006 of $30.0 million net of the allowance for doubtful accounts. The Company believes that its existing cash balances, together with its future cash flows and the availability of funding under its line of credit, if necessary, will be sufficient to fund its operations for the next twelve month period.

Cash Used In Operating Activities. Net cash used in operations for the nine months ended September 30, 2006 was $2.8 million, compared to a net usage of cash from operations in the nine months ended September 30, 2005 of $3.8 million. The net use of cash in first nine months of 2006 is primarily the result of the Company’s net loss for the period, but also includes the effects of an accounts receivable increase of $0.7 million and an inventory increase of $1.8 million, both reflecting higher revenue levels, and a $4.3 million decrease in accounts payable and accrued liabilities resulting from the timing of expenditures.
The net use of cash of $3.8 million in the nine months ended September 30, 2005 was the result primarily of that period’s net loss of $1.1 million, but also reflected increased accounts receivable as the result of the timing of customer acceptances and new customer contracts, increased prepaid expenses as the result of the payment of numerous annual hardware maintenance contracts on customers’ hardware components, and decreased deferred revenue as the result of recognition of previously deferred revenue as installations were completed and customer commitments were met.
Cash from operating activities in a given period is most affected by the Company’s net income or loss for the period, by the timing of billings to customers compared to the timing of revenue recognition, and by the timing of receipt and delivery of sales orders, which can temporarily affect the levels of inventory and accounts payable and similar liabilities. The Company was cash flow positive from operations over its combined second and third quarters of 2006, and expects cash flow from operations to be positive over the long-term. The Company further expects that its funding of activities related to the integration of operations with Camtronics will be substantially completed during the fourth quarter of 2006.
Cash From Investing Activities. Net cash provided by investing activities was $0.2 million in the nine months ended September 30, 2006 compared to a net use of cash in investing activities of $35.9 million in the same prior year period. Provision of cash from investing activities for the first nine months of 2006 consisted primarily of the maturity of $5.0 million of marketable securities, the proceeds of which were used to finance operating activities, and a use of cash of $4.3 million for capital expenditures, including the upgrade and remodeling of the Camtronics headquarters building and the purchase of computer hardware and software for internal use. In addition, the Company expended $0.6 million on the capitalized portion of its software development costs in the nine months ended September 30, 2006.
In the first nine months of 2005, net use of cash consisted of the purchase of marketable securities of $59.4 million, reflecting the investment of part of the funds raised in the Company’s initial public offering, and the purchase of $6.2 million in property and equipment items for research and development, quality assurance, to equip new employees, and to purchase third party hardware components for contracted customer sites, all of which were offset by the maturity of $30.0 million in marketable securities.
The Company expects that purchases of property and equipment will continue to grow as its customer base, resulting employee headcount, and its research and development activities continue to grow.
Cash From Financing Activities. Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2006 compared to $64.2 million in first nine months of 2005. In the first nine months of 2006, the Company received proceeds of $2.9 million on the exercise of stock options, and made regularly scheduled payments of $2.1 million on its outstanding debt.
Cash provided by financing activities in the first nine months of 2005 was the result of the Company’s initial public offering of its stock in February 2005, less the payment of debt of $5.9 million.
Contractual Cash Obligations. As of September 30, 2006 the Company had total obligations for the payment of cash of approximately $8.4 million, consisting of $1.7 million in debt and capital lease obligations and $6.7 million in operating lease commitments, primarily for office space. Under their present terms, these obligations come due in the amounts of approximately $3.2 million in less than one year, $3.1 million in one to three years, and $2.1 million in three years and beyond.

Available Credit. In April of 2006, the Company entered into an agreement with a bank that provides available credit of $10.0 million at the bank’s prime interest rate. The agreement is for a term of two years, at the end of which all amounts become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At September 30, 2006 there were no amounts outstanding under the line of credit.
The Company believes that existing cash, together with its future cash flows and amounts available under its loan and security agreement, if necessary, will be sufficient to execute its business plan for the next twelve months. However, any projections of cash flow are subject to uncertainties, including those related to the Company’s rate of revenue growth, its expansion of sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, continuing market acceptance of the Company’s products, costs and risks associated with the integration of acquired businesses, and the Company’s ability to manage its growth. In addition, although not currently a party to any letter of intent or binding agreement, the Company may also invest in or acquire complementary businesses, services, or technologies, which could require that funding be obtained through additional equity or debt financing. It is possible that additional financing for any of these purposes could be required, and that additional funds may not be available on favorable terms or at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The debt instruments of the Company do not expose the Company to material market risks relating to changes in interest rates.
Excess funds of the Company are invested in short-term, interest-bearing, investment-grade securities. The value of these securities is subject to interest rate risk and could decline in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at September 30, 2006.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and W. Randall Pittman, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through September 30, 2006, the Company has used approximately $9.9 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.0 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Emageon Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 9, 2006.

EMAGEON INC.

By:	/s/ Charles A. Jett, Jr.

Charles A. Jett, Jr.
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ W. Randall Pittman

W. Randall Pittman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)