Form 10-K
period 2006-12-31
EMAGEON INC
filed 2007-03-16
CIK 1121439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-51149
EMAGEON INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1240138

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Corporate Drive, Suite 200 Birmingham, Alabama	35242

(Address of principal executive offices)	(Zip Code)
(205) 980-9222

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value Per Share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☑No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☑No
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes     ☐No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
☐ Large Accelerated Filer     ☑ Accelerated Filer     ☐ Non-Accelerated Filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑No
     The aggregate market value of the common stock held by non-affiliates of the registrant (which, for purposes hereof, are all holders other than executive officers, directors, and holders of 10% or more of the outstanding common stock of the registrant) as of June 30, 2006 was approximately $273,612,000 based on the closing sale price of such stock as reported by the NASDAQ Global Market on June 30, 2006. The basis of this calculation does not constitute a determination by the registrant that any of the persons referred to in the immediately preceding sentence are affiliates of the registrant.
     As of March 1, 2007 there were 21,313,333 shares of Emageon Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

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

ITEM 1.	BUSINESS
Overview
     We provide enterprise-level information technology solutions for the clinical analysis and management of digital medical images within health care provider organizations. Our solutions consist of advanced visualization and image management software for multiple medical specialties, comprehensive reporting and knowledge tools for cardiology, support services and third-party components. Our web-enabled advanced visualization software provides physicians across the enterprise — in multiple medical specialties and at any network access point —with tools to manipulate and analyze images in two dimensions (“2D”) and three dimensions (“3D”). We enable physicians to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening and therapy planning. We believe our solutions improve physician productivity and patient care; enhance customer revenue opportunities; automate complex, mission-critical medical imaging workflow; and maximize our customers’ return on investment in capital equipment and clinical information systems.
     We sell to multi-hospital networks, individual hospitals, physician clinics and diagnostic imaging centers. Health care providers produce growing volumes of medical imaging data that must be analyzed, managed and stored efficiently and cost-effectively. We focus on developing corporate-level relationships with large multi-facility organizations that provide substantial cross-selling opportunities and represent an important competitive advantage for us. Since our first commercial implementation in December 2000, we have implemented our solutions at facilities affiliated with some of the largest multi-facility health care providers in the United States.
     As of December 31, 2006, we had $158.4 million in contracted backlog, consisting primarily of fees for contracted future installations and for the support of existing installations, compared with a contracted backlog of $158.0 million at December 31, 2005. From our current contracted backlog, we expect to recognize revenue of approximately $68.2 million during fiscal year 2007, $31.8 million during fiscal year 2008, and substantially all of the remaining $58.4 million by 2011.

     We were founded in December 1998 as an Alabama corporation and reincorporated in Delaware in January 2000. On February 14, 2005, we completed our initial public offering. We acquired Camtronics Medical Systems, Ltd., or Camtronics, on November 1, 2005.
Our Opportunity
     Demand for advanced visualization and image management solutions is growing as the number and size of imaging exams increase due to accelerating physician adoption of advanced imaging, the growing health care needs of an aging U.S. population and the increasing sophistication of imaging devices such as computed tomography, or CT, magnetic resonance imaging, or MRI, positron emission tomography, or PET, and cardiac catheterization. Existing film-based workflow or department-level picture archiving and communications systems, or PACS, are not sufficient to meet this growing demand. Health care providers need digital infrastructure, storage and image management capabilities to alleviate the operating strain created by medical image records.
     The American College of Radiology indicates that overall spending on imaging in the United States is growing 16% annually, from approximately $100 billion in 2003 to $250 billion in 2010. This increase makes imaging one of the fastest growing segments of overall healthcare spending, which, according to the Center for Medicare and Medicaid Services, is growing at a compounded annual growth rate of 7.2%, and is projected to be 20% of United States gross domestic product by 2015.
     In addition, in 2005 Frost & Sullivan, a leading health care consulting and research firm, forecasted a 16.8% compound annual growth rate in enterprise cardiology PACS from 2004 through 2011. In 2006, Frost & Sullivan forecasted an 11.3% compound annual growth rate in enterprise radiology PACS from 2005 to 2012.
     We believe the rapid expansion in the number and complexity of medical images and the need to automate complex, manual workflow processes are driving health care providers to invest in systems that maximize their return on capital investments in expensive imaging devices and clinical information technology. We facilitate the convergence of imaging technology and clinical automation at the enterprise level by enhancing analysis, integration and automation of medical imaging data. Effective image management can shorten report turnaround times, lower the potential for manual error in data entry and filing, increase staff efficiency, eliminate costs associated with traditional radiological workflow and improve overall diagnostic and clinical quality. We believe the following factors have collectively increased the demand for our solutions:
     Increasing Number, Size and Complexity of Imaging Exams. The number of imaging exams performed each year is increasing as a result of a number of factors, including increased physician use of advanced imaging as a non-invasive diagnostic and clinical tool, lowered costs of imaging devices and increased health care needs of an aging U.S. population. At the same time, technological advancements are increasing the size and complexity of individual imaging exams. For example, new CT scanners produce 20 times as much data as prior models, with exams consisting of thousands of individual images yielding 500 to 1,000 megabytes of data per exam, versus only 25 to 50 megabytes just three years ago. One modality manufacturer has announced that they plan to have a 256-slice CT scanner on the market by 2008 which will produce images that are at least ten times the size of the images produced by today’s most advanced scanners. The increasing prevalence of fusion techniques used to combine images from multiple imaging devices increases the complexity of many exams. The rapid growth in the data size of medical images means that medical images also consume a greater share of hospital resources.
     Need for Advanced Visualization Tools. The increase in image data is significantly impacting visualization workflow. According to Rick Morin, Ph.D., Professor of Radiology, Mayo Clinic, Jacksonville, Florida, and Eliot Siegal, M.D., Professor of Radiology, University of Maryland, radiologists in 2006 could review approximately 80,000 CT images per day, up from 16,000 in 2002 and 1,500 in 1994. Because the output of a cross-sectional imaging device, such as a CT scanner, may consist of thousands of “sliced” 2D images, physicians need sophisticated software tools to model those images in 3D and allow the viewing of a “virtual” patient at all angles. Treating physicians can benefit from computer-created 3D images and eliminate the need to mentally reconstruct 2D images into a single useful 3D image. This 3D reconstruction improves diagnostic capabilities, treatment and non-invasive surgical planning. Sophisticated new tools, such as 3D volumetric imaging and volume rendering, maximum intensity projection, or MIP, multi-planar reformat, or MPR, and surface shading, are increasingly essential to present medical images in a manner that is valuable to the physician for diagnosis and treatment planning. Moreover, some surgical specialists will not perform a complex surgery without first performing pre-operative 3D planning. Hospitals and hospital networks that provide these advanced visualization tools to physicians have the advantage of attracting patient referrals from those physicians that heavily utilize visualization technology in their practices.
     Need for Complete Electronic Health Records. The need to improve clinical care and eliminate inefficiencies in existing paper-based methods, including film-based image management, continues to drive investment in clinical information technology. In 2004, the federal government began several initiatives to accelerate information technology adoption rates within the health care system, including the Presidential appointment of a national health care information technology office and a recommitment to the President’s Information Technology Advisory Committee. Health care providers are implementing clinical information systems to automate clinical documentation and integrate patient information into electronic health records. However, these clinical information systems typically lack the sophistication or capability to incorporate digital medical images from radiology modalities, echocardiology, or the cardiac catheterization lab into patient health records. Incomplete electronic health records can result in delayed diagnosis, billing errors and inefficient workflow. According to the Global Technology Centre in its 2005 publication Reactive to Adaptive: Transforming Hospitals With Digital Technology, one-fifth of medical errors are due to inadequate availability of patient information. A complete electronic health record, which includes all medical images and complete data from cardiac catheterization and echocardiology procedures, enhances the benefits of investment in clinical information technology.
     Shortcomings of Film-Based Image Management. Many health care providers still use film to capture medical images from devices such as X-ray machines, which may produce three to four images per typical exam, and CT scanners, which can produce 8,000 images per exam. A film-based system has numerous inefficiencies, including complex exam scheduling, redundant patient data entry, the possibility of misplaced or misfiled notations and case histories, physical films and files that must be copied often or physically moved among the technologist, the specialist physician and the treating physician, degradation in quality, and substantial storage space requirements. Each of these inefficiencies has the potential to increase the total cost per exam.
     Limitations of Current Methodologies for Managing Digital Medical Images. Current digital medical image management systems, which correct some of the inefficiencies of film-based imaging, have traditionally consisted of specialized services and technologies tied to specific department-level requirements. For example, a typical PACS installation is a department-level installation with dedicated hardware components primarily designed to address the image storage and distribution needs of a small number of physicians in a single department at a single location (e.g., radiology or cardiology, but not both). While PACS installations may offer substantial automation benefits within a single department over traditional film-based imaging workflow, they do not offer the full potential of an integrated, enterprise-level digital image management solution. In addition, these systems typically do not integrate with clinical and administrative systems without expensive custom programming. Many hospitals that have embraced image automation have had to purchase multiple PACS and software tools for various departments and imaging devices, which presents integration challenges and requires significant investment. Many PACS were developed prior to the recent growth in the use of 3D imaging techniques and do not easily scale to handle the data volume of current imaging devices. PACS visualization tools are typically limited and are not distributable across the network except in a very rudimentary manner.
Our Solutions
     We provide enterprise-level information technology solutions for the clinical analysis and management of digital medical images within health care provider organizations.

     With our solutions, our customers and their constituents, including physicians, technologists and nurses, can improve overall clinical and diagnostic quality and eliminate much of the labor and other costs of dealing with film, disparate department-level information systems, exam scheduling and redundant data entry. We also help to alleviate heavy burdens on a health care provider’s staff by automating medical image workflow for physicians and technologists. We believe our enterprise visual medical system, or EVMS, solution provides the benefits of current department-level PACS, including increased automation and better efficiency over traditional film-based methods, with added enterprise-level and cross-enterprise-level / community-level connectivity and advanced visualization tools that are not available with a typical PACS installation.
     We have designed our solutions to offer benefits to the following groups:

Group	Benefits from our Solutions
Administration (CEO, CFO and COO)	•	Demonstrable return on investment

	•	Better service to physicians

	•	Improved staff productivity

	•	Improved satisfaction of referring physicians

	•	Elimination of many routine, non-productive and non-clinical tasks

Information Technology (CIO and IT Department)	•	Lower total cost of operation

	•	Fault tolerant, redundant and reliable

	•	Ease of integration with different clinical information systems

	•	Multi-site, multi-institutional standards-based integration

	•	Focused, high quality implementation services

Diagnostic Physicians (Radiologists)	•	Integrated and easy-to-use visualization tools

	•	Multi-point access to visualization tools and images

	•	Productivity gains

	•	Easy access to unified visual records

Treating Physicians (Cardiologists, Surgeons, etc.)	•	Availability of easy-to-use, specialty-specific visualization tools

	•	Faster turnaround of information for treatment planning

	•	Facilitates collaborative analysis with diagnostic physicians

	•	Improved treatment planning

	•	Easy access to unified visual records
Payor	•	Ability to avoid duplicate exams through cross-enterprise access

     Our solutions offer the following:
     Enterprise-Level Image Content Management. Our solutions provide a single data repository for medical images created by digital imaging devices and related patient data across a single or multi-facility enterprise, whether from radiology, cardiology, pathology, orthopedics, obstetrics, gynecology or other departments. This single repository serves as a central point of workflow and content management for those images. Our solutions catalog, archive and route these images through our software, combining centralized control over sensitive patient imaging records with increased availability to physicians and other authorized users in multiple medical specialties and at any network access point. Our solutions integrate with our customers’ existing clinical information and administrative systems, serving as the patient’s visual medical record repository, reducing the risk of billing errors, and lowering the average cost per exam through automation of complex and manual film-based imaging workflow.
     Advanced Visualization Technology. Our solutions quickly deliver web-enabled software toolsets and images to physicians throughout the enterprise for diagnostic analysis and treatment planning. Our advanced visualization software allows physicians to see 2D and 3D views of human anatomy and to manipulate, navigate within, and compare imaging exams in order to better visualize internal anatomic structure and pathology. This visualization of medical images can lead to improved clinical diagnosis, disease screening and treatment planning by physicians. Physicians can access our advanced visualization software from any network access point, including home, office or throughout the health care facility. Our intelligent user interface automatically adjusts for the specialty and preferences of each user, the type of imaging device used to create the image, and the particular body part and tissue type being examined.
     Specialty-Specific Clinical Applications. With our acquisition of Camtronics in November 2005, we added a full suite of products to enhance capabilities of specialists in the cardiology department. These solutions manage images and clinical data relating to cardiac catheterization, echocardiography, nuclear cardiography, vascular ultrasound, and hemodynamics. We are focused on the development of enhancements and additional functionality to our existing advanced visualization software to further meet the needs of other clinical specialties, including orthopedics, oncology, pathology, obstetrics, gynecology, and neurology.
     Open Standards-Based Software. We believe that our use of open standards has enabled us to design software that stores and manages information faster and with fewer hardware resources than competitive systems, a benefit we believe is becoming increasingly important as the data size of many imaging exams grows. We have designed our software to make full use of the DICOM standard for medical image data. Our commitment to open standards such as DICOM and the standard protocol for the storage of text-based patient information, Health Level 7, or HL7, makes our software compatible with new imaging device technologies and other clinical information systems that conform to these standards. We lower our customers’ total costs by eliminating the need for translation to and from non-standard or proprietary communication methods which often require the purchase of additional hardware and software.
     Effective Implementation, User Adoption and Support Services. We focus on delivering effective implementation, user adoption and support services as an integral part of our solution. During the implementation phase of our solution, we use proven project management principles to facilitate rapid and complete adoption by our customer. After implementation, we monitor system use and, when appropriate, intervene to make the adjustments we consider necessary to prevent anticipated problems from occurring. We believe our focus on implementation and support services ensures that our customers’ investments in our solutions achieve their financial and operational objectives.
Our Strategy
     Our goal is to become the industry leader in enterprise-level information technology solutions for the content management, workflow, and visualization of digital medical images. Key elements of our strategy include:

     Expand Our Market Share by Attracting New Customers. We believe a full range of health care organizations, from stand-alone imaging centers to multi-site hospital systems, represent a largely underserved market for our solution. Our current base of installed facilities represents a small portion of the prospective customers for our solution. We are expanding our sales and marketing efforts so that we may pursue new customers. As we pursue new customers, we intend to continue focusing our efforts on the large, multi-site health care providers that typically recognize the greatest benefits and fastest return on an investment in our solution and represent the largest individual sales opportunities. However, we believe there is additional opportunity in the smaller hospital market, and we are developing a strategy for expansion into the smaller hospital market to address this growing segment of the U.S. medical image management market. We believe our position as a sole source provider of an advanced visualization and image management solution, together with our implementation expertise and our installed base of nationally recognized reference customers will help us attract new customers.
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
•	Increase Installations with Existing Multi-Facility Customers. As of December 31, 2006, we had customer relationships with 19 multi-facility health care providers that control 263 hospitals. Our initial contracts with these customers often provide for implementation of the content management functions and sometimes the advanced visualization functions of our EVMS solution at only a portion of the facilities managed by the parent company. We believe there are opportunities to expand our installed base at facilities that are part of multi-facility systems in which we have a customer relationship with the parent company.

•	Cross Sell to Existing Customers. We are also in a strong position to sell additional functionality to our existing customers, including advanced visualization tools for image-intensive medical specialties that may not have been part of the initial sale. As follow-on sales opportunities, we offer our advanced visualization software and other products and additional functionality to radiologists and other specialty groups within the organization. Our offering of our HeartSuite cardiology products gives us broader cross-selling opportunities than we had prior to the acquisition of Camtronics.
     Enhance Our Product Offerings. We believe developing or acquiring additional functionality for our existing software, including improved advanced visualization suites of products for multiple specialties will further strengthen our position in the market. Further enhancements to our RadSuite advanced visualization software and our HeartSuite cardiology products should assist us in selling our solution to multi-hospital systems and expanding our existing customer relationships. We also plan to invest further in workflow and integration software to speed integration with existing clinical information systems, including electronic health record systems.
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
     Maintain Our Open-Standards Focus. We believe our commitment to open standards, such as DICOM and HL7, lowers our development costs, lowers our customers’ total cost of ownership, improves speed and quality of our solution’s integration and differentiates us from our competition. By designing our solution around open standards, we believe we maximize our solution’s integration with our customers’ clinical information technology systems and imaging devices, which reduces our customers’ total cost of ownership. We also believe our open-standards model lowers the hardware costs associated with implementing our solution because it enables our customers to use relatively inexpensive, off-the-shelf hardware to visualize, analyze and manipulate images. We believe that our commitment to open standards enables our customers to maximize their return on investment in imaging devices, computer hardware and clinical information technology systems.
Our Product and Service Offerings
     We provide an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations. Our solution consists of image management and advanced visualization software, comprehensive support services and third-party components.
Software
     EVMS includes three principal software components: clinical content management, RadSuite advanced visualization tools, and clinical workflow through a dynamic user interface.
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
     Clinical Content Management employs a distributed architecture that enables administrative changes without the need to shut down the system, minimizes system memory requirements, increases the speed of access to images through a relational database and provides customized reporting capabilities. In a distributed multi-hospital environment, the system also manages local “caches” at remote sites, which provide local image acquisition and temporary storage for rapid retrieval. Permanent image data is simultaneously stored at the centralized long-term archive. Each remote cache also acts as a proxy server to provide a view of images throughout the enterprise, no matter where the image was originally generated. The use of a local cache ensures that no individual facility is dependent on the wide-area network for the sourcing of locally created images. Additional benefits include:
•	Multi-Site and Multi-Department. The system permits authorized users to access images from any network access point, including home, office or throughout the health care facility. It handles images created by multiple hospital departments and multiple image devices.

•	Enterprise and Cross Enterprise-Level Scalability. We can install Clinical Content Management as a single facility application or as an enterprise-level solution to support the medical image management needs of large multi-facility health care providers. Our solutions can support multiple institutions to unify the patient record.

•	Fault Tolerance. We use an advanced, fault tolerant, high availability configuration on redundant server clusters with redundant storage systems. We support either full backup and recovery or mirrored archives in two different locations, enabling uninterrupted operation in the event of the loss of one archive.

•	Open Standards. Unlike many competitive image management systems, our system has been designed using an open standards architecture that leads to better integration with imaging devices and clinical information systems, improves the speed and reliability of transfers of medical image data and provides a lower total cost of ownership by avoiding unnecessary translation overhead.
     RadSuite Advanced Visualization Tools consist of our suite of software tools for the advanced visualization and analysis of digital medical images by physicians and medical professionals. Components include graphics and image processing modules that present information to physicians and medical professionals using relevant multi-speciality tools through a dynamic user interface. Physicians can manipulate 2D and 3D image-related content in a variety of ways including organization, rotation, inversion, magnification, and enhancement of images in a collaborative environment for sharing findings with other physicians or medical professionals. These tools help physicians better visualize internal anatomic structure and pathology. Additional benefits include:
•	Speed and Efficiency. The ability to improve efficiency for physicians through better tools and reduce latency for care by access at the point of need.

•	Sophistication. The software makes use of complex processing techniques such as multi-planar reformat, or MPR, and volumetric imaging for 3D imaging applications.

•	Integration. Imaging tools include integrated 2D and 3D viewing methods that can be used simultaneously with the same image or images on the same computer.

•	Ease of Use. The system is intuitive and user-friendly so physicians can easily adapt its use into their current practice patterns.

•	Application to Numerous Clinical Specialties. The user interface automatically adjusts for the type of physician using the system, user preferences, the type of imaging device used to create the image (such as CT, X-ray or MRI), and the particular body part and tissue type being imaged.

•	Platform Compatibility. The system uses a common personal computer graphics standard, allowing off-site physicians to use inexpensive personal computers and permitting the enterprise to make use of lower priced workstations with off the shelf graphics hardware.

•	Web-enabled. Physicians or other authorized users have secure access to images and advanced visualization tools at any network access point.
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
     Our HeartSuite enterprise solutions for cardiology were added to our product offerings as a result of our acquisition of Camtronics. Our cardiology solutions include HeartSuite VERICIS, HeartSuite Hemodynamics and HeartSuite Cardiovascular Information System, or CVIS.
     HeartSuite VERICIS creates a complete digital record of images and reports for patients in the cardiac catheterization lab, in echocardiography (including specialized applications for pediatric echocardiography), in vascular ultrasound and in nuclear cardiology. Like all our solutions, VERICIS is built to conform to DICOM and HL7 standards. Benefits include:
•	elimination of film and paper-based processes;

•	reduction of redundant tasks, including cine film handling, data entry, archiving and transcription;

•	streamlined access to patient studies and reports; and

•	scalable and expandable to meet needs of any size cardiology department.
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
     HeartSuite CVIS is a web-based system designed to provide the cardiology department with all its information needs in one application. It summarizes the patient cardiovascular state and aggregates all clinical information in one location, tracks patient clinical trends and supports care planning. The system aids in workflow in the department of cardiology by scheduling labs and office encounters, tracking patients while they are in the hospital, and capturing and aggregating cardiovascular billing codes. The information in the system is stored in a central database that provides cross-modality statistics for operational, administrative and other business needs.
Service and Support
     We believe that our implementation, user adoption and support services differentiate us strategically from our competitors. Large-scale infrastructure information technology installations can present special challenges to an enterprise, regardless of its size or sophistication. We believe that information technology projects often fail due to inadequate implementation and support services and believe that our service model better meets the installation and investment objectives of our customers.
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
Third-Party Components
     Our solutions typically include the installation and implementation of platform components that we procure from third parties. We believe that providing third-party components helps us deliver a comprehensive solution that meets the needs of our customers. Some of the third-party components we provide include:
•	Servers. Our software and the database run on a cluster of standard redundant servers.

•	Data Storage. We support industry standard storage configurations, including fault-tolerant redundant array of independent disks, or RAID, systems.

•	Backup/Recovery. Our solution typically includes a tape library-based backup and recovery system that provides backup for our database, configuration files and the digital medical images. We also offer an optional configuration with mirrored archives in two locations, enabling uninterrupted operation in the event of the loss of one archive.

•	Workstations and Monitors. Customers typically implement our advanced visualization software using standard personal computer workstations and high-resolution monitors for visualization within the facility.

•	Database. Our software applications operate on Oracle ™ database technology and other standard relational database applications.

•	Computed Radiography. We offer computed radiography devices manufactured by Eastman Kodak Company. Computed radiography devices convert analog X-ray images into digital images.

•	Advanced 3D Analysis Tools. We offer Vital Images’ Vitrea software as an option for advanced clinical applications for visualization and integrated analysis tools that complement our enterprise native visualization and workflow capabilities. Through the desktop integration of our respective products, physicians can access Vitrea’s advanced visualization and analysis tools and review the image data seamlessly without interrupting workflow.

•	Electronic Health Record, Enterprise Practice Management, and Electronic Health Exchange. We offer Allscripts’ TouchWorks EHR and PM solutions to our healthcare system and hospital customers, thereby offering another system to enhance patient care and lower healthcare costs for physicians and healthcare professionals. The robust integration between these respective solutions can enable physicians who use TouchWorks in ambulatory offices to visualize and analyze images from the practice or hospital. Desktop sharing rapidly presents our visualization and analysis tools which are tailored to the specialist’s needs.

•	We also offer a software toolset for orthopedic surgeons which is licensed from Orthocrat, Ltd. and a voice recognition dictation system from Lanier Worldwide, Inc.
Our Technology
     We believe the following technologies and strategies help us compete more effectively:
•	Native DICOM Compatibility. We have written our software to conform to the DICOM standard for medical image storage and workflow management as promulgated by the American College of Radiology and the National Electronics Manufacturer’s Association. DICOM is an industry standard in medical imaging that defines the data elements, communication protocols, storage formats and workflow methods associated with medical imaging data and processes. Our software stores and manages medical images using native DICOM communications, preserves the DICOM information associated with the image and follows DICOM workflow methods. Using native DICOM communication means our solution does not require “translation” devices for converting the DICOM information into a proprietary storage or other format. We believe our commitment to DICOM as the underlying protocol for our software is a competitive advantage, delivering faster streaming, more efficient storage of the image and the ability to integrate our software to new imaging devices.

•	Proprietary DICOM-Toolkit. While DICOM is an industry standard protocol for medical image data management and storage, the software toolsets used to process, manage and use DICOM information are generally unique to particular software vendors. Unlike many of our competitors who license DICOM-toolkits from third parties, we have developed and own a DICOM-toolkit that we believe permits us to more rapidly integrate DICOM-based information into our software. We believe that the ownership and continued development of our DICOM-toolkit is a core technology strategy.

•	Commitment to the IHE Technical Framework. The Radiological Society of North America and the Healthcare Information Management Systems Society created the Integrated Healthcare Enterprise (IHE) technical framework. IHE is a protocol for the integration of DICOM image information and HL7 text-based patient information. We believe our commitment to IHE helps to ensure that our software integrates seamlessly with HL7-based billing and patient record information systems implemented at our customer sites.

•	Compatibility with the OPEN GL Graphics Standard. Our advanced visualization software performs sophisticated 3D rendering and other graphics intensive functions that provide physicians the ability to view 3D medical images for diagnosis and treatment planning. Historically, workstations and graphics hardware that could provide advanced visualization functionality were cost prohibitive. Our advanced visualization software uses the OPEN GL graphics standard, which permits our customers, or off-site physicians affiliated with our customers, to purchase inexpensive personal computers and graphics hardware to perform sophisticated image analysis.

•	Component-Based Software Engineering. Our software architecture is based on a component-based services model. Our software development framework supports common and domain specific components that can be plugged in while the system is operating. By building flexible, dynamic, reusable components, we gain flexibility to add functionality to and increase the reliability of our system because we can remedy problems at the component rather than the entire application level.
Customers
     Our customers range in size from single imaging centers to large multi-facility healthcare networks. As of December 31, 2006, we had installed our EVMS solution in 190 hospitals or other health care facilities, 158 of which are members of multi-facility networks with which we have customer relationships. At December 31, 2006, we had implemented our RadSuite advanced visualization solution in 73% of our current installed EVMS customer base. This is an increase over the 66% of our installed base that used our RadSuite advanced visualization software at December 31, 2005. There are also 270 hospitals utilizing our HeartSuite solutions in their cardiology departments. Our customers include members of the following multi-facility networks with ten or more facilities: Allina Hospitals and Clinics, Ascension Health, Aurora Health Care, BJC Healthcare, Catholic Healthcare West, Christus Health, Kaiser Foundation Hospitals, Sisters of Mercy Health Systems and Sisters of St. Francis Health Services.
     Contracted implementations for Ascension Health constituted 27% of our contracted backlog as of December 31, 2006, compared to 33% as of December 31, 2005.
Sales and Marketing
     We use a direct sales model, with sales representatives who have substantial experience in health care-related direct sales. Our sales representatives undergo rigorous training in our products as well as the needs of each constituent group within our potential customers. During our sales cycle for a typical customer we might, at various times, present to the Chief Information Officer, the Director of Radiology or Cardiology, the Chief Financial Officer, the Chief Medical Officer, the Chief Operating Officer, the Chief Executive Officer, and several key physicians. Each of these constituencies may have different priorities and evaluation criteria, and our direct sales representatives must be capable of presenting a compelling business case to each.
     Our sales representatives are supported by our sales support and marketing communications team, which provides technical, demonstration, lead generation, market development and proposal assistance.
Research and Development
     As of December 31, 2006, we had 108 employees who are primarily dedicated to research and development activities. In addition to our employees, we also utilize contractors from Apollo Health Street on a routine basis to perform specified research and development activities. We utilize clinical advisory boards and end-user focus groups to advise us on the clinical functionality of our solutions. We have focused our research and development mission on the continued evolution of intelligent, fault tolerant, highly scalable image management and visualization systems for mission-critical medical image management applications. We adhere to a philosophy of open standards-based solutions, and have designed our visualization platform in a way that enables us to efficiently add new functionality. We are focusing our research and development efforts on:
•	improving physician and technologist workflow;

•	expansion of content management to cover medical documents beyond DICOM data;

•	expansion of content management to service communities;

•	improving reporting and data analysis capabilities;

•	developing and refining visualization capabilities including new 3D and analysis applications; and

•	extending imaging tools to referring physicians in multiple specialties.
     We follow a formal product development process and employ dedicated product development personnel. Under our formal product development process, internal and external (customer) requests for added features or functionality are forwarded to our product management strategy and architecture team. This team evaluates and prioritizes these potential product enhancements taking into account expected costs, anticipated value to the customer, regulatory requirements, timing and resource availability. After these enhancements are approved, our engineering team develops them and subjects them to quality testing and documentation requirements before we make them generally available to our customers.
     We invested $6.2 million, $11.7 million and $17.4 million for research and development in 2004, 2005 and 2006, respectively.
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
     Many of our current and potential competitors have significantly greater name recognition and more established distribution networks and relationships with health care providers. To compete effectively, we often must persuade the prospective customer to separate its purchasing decisions with respect to imaging equipment from its purchasing decisions with respect to content management, workflow, and visualization tools, because many of our competitors offer imaging devices that they package or bundle with licensed or owned image management applications.
     Our ability to compete successfully will depend on a number of factors both within and outside our control, including:
•	product innovation;

•	regulatory decisions;

•	product quality and performance;

•	customer service and support;

•	the experience of our sales, marketing and service professionals;

•	rapid development of new products and features;

•	price;

•	continued active involvement in the development of DICOM and other standards-based medical communication protocols; and

•	product and policy decisions announced by competitors.
Intellectual Property
     We rely generally on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to all of our software technology. In addition, we have filed patent applications to protect certain aspects of our software technology. To date, four patents have been issued.
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
     Emageon®, Camtronics®, Heartsuite, VERICIS®, Ultravisual, Enterprise Visual Medical System, EVMS, Mammosuite, I-Readmammo, Enterprise Body Transparency, Studynotes, and our logo are our trademarks or service marks. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.
Employees
     As of December 31, 2006, we had 438 employees, 108 of whom were primarily engaged in research and development, 71 of whom were primarily engaged in sales and marketing, 207 of whom were primarily engaged in providing technical installation and support services, and 52 of whom were primarily engaged in administration and finance. With respect to location, 130 of these employees are located at our corporate headquarters in Birmingham, Alabama; 187 of these employees are located at our offices in Hartland, Wisconsin; 33 of these employees are located at our office in Ottawa, Ontario, Canada; and the remainder of our employees are located at customer locations or in regional sales and support locations. None of our employees is a party to a collective bargaining agreement, and we consider our relationship with our employees to be good.
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
     Food and Drug Administration. Our radiology and cardiology PACS and hemodynamic measurement recording software products are medical devices subject to extensive regulation by the Food and Drug Administration, or FDA, pursuant to the federal Food, Drug, and Cosmetic Act, as amended, or the FDA Act. Each device that we wish to distribute commercially in the U.S., unless otherwise exempt, requires regulatory clearance prior to commercial distribution.
     The FDA cleared EVMS visualization and infrastructure tools; the radiology PACS; Heartsuite cardiovascular tools; VERICIS hardware and software; the cardiology PACS; and Heartsuite Hemodynamics (formerly known as Physiolog), the hemodynamic measurement recording software, through the 510(k) notification process. We have applied, and will continue to apply for 510(k) clearance for additional clinical uses of our devices. Clearance under the 510(k) process typically takes 90 days to over a year from the date of a complete filing, depending on the number of questions the FDA has concerning the submission. Some applications may never receive clearance because the FDA raises safety issues or requests additional data that may not be economical to produce. Therefore, there is the risk that FDA clearance for any of our future devices, or for further clinical uses of our existing devices, may be delayed or not cleared. There is also the risk that FDA clearance, once received, may contain more restrictive conditions of use than we would like. Moreover, the FDA is always free to subsequently withdraw any clearance previously granted.
     For cases where the 510(k) approval process is not available, the FDA’s other approval process, the pre-market approval process, or PMA, is a more costly, lengthy and uncertain process than the 510(k) process. The PMA application requires human clinical trial data to enable the FDA to evaluate whether the PMA contains sufficient, valid scientific evidence that the device is safe and effective for its intended use. The PMA process generally requires one to several years from the date the applicant submits the device for FDA review, if, in fact, the FDA ever approves the device. Even then, the FDA may condition its approval on stringent limitations regarding the indicated uses for which the device may be marketed. To date, our software and related comprehensive solutions have not required approval under the PMA process. However, there can be no assurance that our products will not require PMA approval in the future, or, in such an event, that such approval would be forthcoming.
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
     Medical device manufacturers and device user facilities are required to complete Medical Device Reports, or MDRs, upon the occurrence of MDR reportable events. For device manufacturers, an MDR reportable event is one about which a manufacturer has received or becomes aware of information that reasonably suggests that one of its marketed devices caused or contributed to a death or serious injury, or has malfunctioned and the device, or a similar device marketed by the manufacturer, would likely cause or contribute to a death or serious injury if the malfunction were to recur. The filing by manufacturers or user facilities of a significant number of MDRs with the FDA could potentially cause the FDA to commence post-marketing investigations, which could revise device labeling, include warnings, restrict use, or could even lead to a withdrawal of marketing clearances or approvals.

     Health Canada. Our radiology and cardiology EVMS, and hemodynamic measurement recording software products are medical devices subject to extensive regulation by the Medical Devices Bureau of the Therapeutic Products Directorate, or TPD, Health Canada. Health Canada is the Canadian federal regulator responsible for licensing medical devices in accordance with the Food and Drugs Act and Regulations and the Medical Devices Regulations. The TPD applies the Food and Drug Regulations and the Medical Devices Regulations under the authority of the Food and Drugs Act to ensure that the pharmaceutical drugs and medical devices offered for sale in Canada are safe, effective and of high quality. Each device that we wish to distribute commercially in Canada, unless otherwise exempt, requires attainment of the appropriate type of medical device license prior to commercial distribution.
     We currently hold licenses to market, sell, and distribute many of our products in the Canadian health care industry. To date, we have sold no devices in the Canadian marketplace, but our intent is to market in the future all devices for which we hold licenses.
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
     The HIPAA Privacy and Security Rules apply directly only to covered entities such as health plans, health care clearinghouses, and health care providers who engage in HIPAA-defined standard electronic transactions. We are not a covered entity, but our customers are. In order to provide to a customer certain services that may involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require our customers to enter into “business associate” agreements with us, which must provide adequate written assurances with respect to, among other things, how we will use and disclose the protected health information. In addition to requiring us to provide these adequate written assurances, the business associate agreements with our customers also impose significant privacy and information security requirements on us, and there can be no assurance that we will not in the future be subject to liability in connection with those business associate agreements.
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
     Fraud and Abuse. A number of federal laws, loosely referred to as fraud-and-abuse laws, are used to prosecute health care providers, physicians and others that fraudulently or wrongfully obtain reimbursement that increases costs to any federal health care program. Given the breadth of these laws and regulations, there can be no assurance that they will not be found applicable to our business or the financial arrangements through which we market, sell, and distribute our products. These include federal anti-kickback and self-referral laws and regulations.

•	Anti-Kickback Law. The anti-kickback provisions of the Social Security Act prohibit the exchange of anything of value with the intent to encourage utilization of items or services payable under a federal health care program. Courts have construed the anti-kickback law to mean that a financial arrangement will violate such law if even one of the purposes of one of the parties is to encourage patient referrals or other Medicare/Medicaid business, regardless of whether legitimate purposes also exist for the arrangement. Penalties for federal anti-kickback violations are severe. Conviction can result in up to five years imprisonment, a $25,000 fine per offense, and exclusion from participation under federal health care programs. Violators may also be assessed civil monetary penalties ranging from $10,000 to $50,000 per offense, as well as damage assessments equal to three times the total amount of the kickback. We believe that all of our arrangements with physicians and health care facilities have been fully lawful. But given the broad sweep of the federal anti-kickback law, we cannot assure you that all such arrangements will be found compliant with such law if examined by government regulators, to the extent that such regulators determine that any of our arrangements are subject to such law.

•	Stark Law. The Ethics in Patient Referrals Act, known as the “Stark Law,” also prohibits certain types of referral arrangements between physicians and health care entities. Physicians are prohibited under the original Stark Law, its subsequent Stark II amendment, and the Stark implementing regulations from referring patients for “designated health services” reimbursed under the Medicare and Medicaid programs to entities with which they have a financial relationship or an ownership interest, unless such referrals fall within a Stark exception. Violations of the statute can result in civil monetary penalties of up to $15,000 per improper referral and exclusion from the Medicare and Medicaid programs. We do not believe that our arrangements with physician consultants or other health care providers violate the Stark Law, but we cannot provide assurances to such effect, nor can there be assurance that we will not in the future be subject to Stark Law penalties.

•	State Law. Various states have enacted equivalents of the foregoing federal statutory and regulatory provisions. These state law equivalents would apply to items or services reimbursed by any third-party payor, including commercial payors. Many of these laws vary significantly from state to state, rendering compliance a costly and uncertain endeavor.
Available Information
     Our internet website address is www.emageon.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS
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
     We compete with large, well-capitalized, multinational corporations such as GE Healthcare, Siemens Medical Solutions, McKesson Corp., and Philips Medical Systems. These competitors have significantly greater brand recognition and more established distribution networks and relationships with health care providers. As our market grows, it may attract other competitors with substantial resources, such as large information technology, or IT, integration companies. Because of their greater resources, many of our existing or potential competitors can respond more quickly to new or emerging technologies or product lines and changes in customer requirements. These companies may also be able to invest more resources in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation, and they can also finance capital equipment sales for their customers. In addition, some of our competitors bundle their image management software products with their sales of digital imaging devices at little or no extra cost. This practice may limit our opportunity to compete for customers who are also purchasing these devices. Our ability to market and sell our solution successfully to prospective customers depends, in part, on persuading these customers to separate the purchase of digital imaging devices from the selection and purchase of related software and services. Because we may not have the financial resources, technical expertise, marketing, distribution and support capabilities of our competitors, we may not be able to compete successfully against our current and future competitors.
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
     Our operating results may fluctuate as a result of many factors which are outside our control. Comparing our operating results on a quarter-to-quarter basis may not be meaningful, and you should not rely on our past results as an indication of future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:
•	Long Sales Cycle: Many of our customers are large organizations with lengthy and unpredictable purchasing processes. Because our solution is a major capital expenditure involving a multi-year commitment, it can take a significant period of time to close a sale. We typically have to educate our prospective customers on the benefits of our solution and obtain approval from senior management. Consolidation in the health care industry and increased penetration of PACS in the hospitals in the U.S. may also delay or extend the sales cycle for affected customers. As a result, our enterprise solution has a typical sales cycle, from the initial contact to the placing of an order, of nine to twelve months, and sometimes longer. This long and unpredictable sales cycle may contribute to substantial fluctuations in our quarterly operating results.

•	Timing of Revenue: A significant portion of our revenue each quarter comes from sales made in prior periods, as we implement our solution and perform services under multi-year maintenance and support agreements with our customers. As a result, a decline in sales, client renewals, or market acceptance of our products in a particular quarter will not necessarily be reflected in revenue in that quarter and may adversely affect our revenue and profitability in future quarters. Moreover, a majority of our customers now purchase perpetual licenses from us. Unlike term licenses, where license revenue and certain implementation fees are recognized over the life of an initial term typically ranging from two to seven years, with perpetual licenses the full software license fee and associated implementation fees are recognized as revenue in the month when all revenue recognition criteria are met. Because revenue recognition may not be achieved in the period expected, our revenue could fluctuate substantially from quarter to quarter solely due to the timing of satisfying our revenue recognition criteria.

•	Implementation Delays: Once we enter into a customer contract, our recognition of revenue from that contract depends, to a significant extent, on the timing of our implementation of the project. Customer implementation schedules may be delayed for reasons beyond our control, such as customer scheduling changes, delays in acceptance testing by customers, unusual integration issues or delays in obtaining equipment from third-party vendors. Delays in the implementation of a particular project may require us to delay the recognition of anticipated revenue from one quarter to another and may contribute to substantial fluctuations in our quarterly operating results.
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
We have incurred substantial operating losses in the past.
     We have incurred substantial operating losses in each fiscal year since our inception in December 1998, and it is possible that we will incur operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $57.4 million at December 31, 2006. You should not consider our historical growth in revenue or our profitability in the fourth quarter of 2006 as necessarily indicative of our future performance. In addition, we expect our sales, marketing, research and development and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses or if our operating expenses exceed our expectations, we may not be profitable and may incur substantial additional operating losses. Our ability to achieve and maintain annual profitability will depend on, among other things, our ability to market successfully our solution, create new product offerings, respond to competitive developments and attract and retain qualified sales, technical and management employees. Even though we may achieve profitability, we may not be able to maintain profitable operations on an annual basis.
Our failure to manage growth effectively may strain our management, personnel and other resources, which could impair our ability to meet customer requirements.
     We have grown very rapidly and must continue to add customers and employees to be successful. Our business could suffer if we fail to manage effectively our growth. For the two year period ended December 31, 2006, our annual revenue grew by 166% and the number of our employees increased from 199 to 438, including employees added through our November 2005 acquisition of Camtronics. While it is unlikely that we can continue to grow at this rate, continued growth may significantly strain our management, personnel and other resources. Simultaneously undertaking numerous projects with large multi-site health care providers could also strain our existing resources and cause our implementation and customer service to suffer. This could cause us to fail to satisfy material performance requirements under our contracts which could, under certain circumstances, permit customers to terminate their contracts with us and would adversely affect our reputation.
Failure to successfully execute our acquisition strategy may have an adverse impact on our growth strategy.
     Our overall growth strategy has involved, and is expected to continue to involve, the acquisition of businesses, technologies, services and products. For example, in November 2005, we acquired Camtronics, which added a new suite of cardiology tools to our advanced visualization software offering, increased our customer base by over 300 medical facilities, and increased our employee headcount by 212 employees. Our growth strategy is dependent, in part, upon our ability to identify, finance and acquire complementary businesses. If we are unable to successfully identify and consummate suitable acquisitions, we may not be able to execute our growth strategy, and may not be able to expand our business or increase our revenue at the rates we currently contemplate.
Implementing our acquisition strategy could result in integration risks, operating difficulties, dilution or other adverse financial consequences.
     Implementation of our acquisition strategy may impose significant strains on our management, operating systems and financial resources. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to integrate the acquired operations successfully with our business or we may not achieve the anticipated benefits from the acquired business. If we are unable to integrate any new business successfully, we could be required either to dispose of the acquired operation or to undertake changes to the acquired operations in an effort to integrate them with our business. In either event, our business operations and financial condition could suffer a material adverse effect. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Acquisition financing, if needed, may not be available on favorable terms. Further, there can be no assurance that future acquisitions will not have an adverse effect upon our operating results, particularly during periods in which the operations of acquired businesses are being integrated into our operations.
We are dependent on our senior executive management, and the loss of any member of senior executive management may prevent us from managing and growing our businesses effectively.
     Our success depends largely on the continued service of our senior executive management, including Charles A. Jett, Jr., our Chairman, President and Chief Executive Officer; Grady Floyd, our Chief Operating Officer; and W. Randall Pittman, our Chief Financial Officer. We have entered into executive employment agreements with these key members of senior executive management, and with Vicki Moore, our Chief Administrative Officer; Dan McCutcheon, our Executive Vice President of Product Management; and Joe Verciglio, our Executive Vice President of Service. The terms of these employment agreements are two years for Mr. Jett, 18 months for Mr. Floyd, and one year for Mr.Pittman, Mr.McCutcheon, Mr.Verciglio, and Ms. Moore, and renew automatically on a day-by-day basis thereafter unless we or the officer give notice to stop the automatic renewal. The loss of any of our senior executive officers could have an adverse impact on our ability to manage and grow our business effectively. We cannot assure you that in such an event we would be able to replace any member of senior executive management in a timely manner, or at all, on acceptable terms.
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
We may not be successful in expanding our sales and marketing efforts into new market segments, which may have an adverse impact on our growth strategy.
     Historically we have focused our sales and marketing efforts on large, multi-site health care providers, but our management has determined that expansion of our sales and marketing efforts into new market segments is an important part of our overall growth strategy. Currently we are developing a strategy to expand our sales and marketing efforts into the smaller hospital segment, and may in the future expand these efforts into additional market segments.
     This type of expansion is subject to many of the risks inherent in establishing a new business enterprise, and acceptance of our products and services in new market segments will depend on our ability to, among other things, successfully:
•	refine and adapt our products and services for new or different applications;

•	offer our products and services at price points that are competitive in the market segment;

•	create and develop demand for and market acceptance of our products and services in the market segment;

•	market, promote and distribute our products and services, and establish public awareness of our brand in the market segment;

•	compete with other companies already in the market segment; and

•	establish and maintain sufficient internal marketing, sales and customer service infrastructures to support these efforts.
     Although customers in the small hospital market segment are closely related to the large, multi-site health care providers, there can be no assurance that we will be able to successfully enter this market segment. Successful entry into this market segment may require considerable resources and expenditures, which could have an adverse effect on our results of operations or financial position. In addition, if we are unable to successfully enter this market segment, it could affect the execution of our overall growth strategy, and we may not be able to expand our business or increase our revenues at the rates we currently contemplate.
The loss of Ascension Health or future major customers could materially and adversely affect our results of operations and financial condition because portions of our future revenues are tied to continuing relationships with significant customers.
     We have historically depended on a small number of customers for a substantial portion of our sales, and we are dependent on Ascension Health for a large portion of the revenue to come from our contracted backlog. Contracted future revenue from Ascension Health was approximately $42.7 million, or 27% of our contracted backlog at December 31, 2006. In addition, our future revenue and growth significantly depend on our ability to sell add-on functionality and new products to existing multi-facility customers such as Ascension Health. As a result, the loss of Ascension Health or any other future major customers or their failure to renew maintenance and support agreements with us could have a material adverse effect on our revenue and operating results.

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
     We resell third-party computer hardware components from numerous companies, including IBM Corporation, Network Appliances, Inc., EMC Corporation and Eastman Kodak Company, as part of our solution. As the cost of third-party hardware components continues to decline, our revenue from third-party component sales and installation and, consequently, our overall revenue per individual sale may also decline. If we cease selling third-party hardware components as part of our solution or if the vendors of these products, some of whom are also competitors, curtail or delay our ability to resell them as part of our solution, we may be limited in our ability to provide our customers with a complete solution, and our revenue, profit and reputation may decline. Our implementation capabilities and performance also may be adversely affected if our customers are required to obtain the necessary third-party components on their own.
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
     We sell our products to hospitals, clinics, imaging centers and other health care providers which typically bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs. Third-party payors increasingly challenge the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. We cannot predict what changes third-party payors will make to their reimbursement methods. Third-party payors can indirectly affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursement that they will provide for generating, storing and interpreting medical images. A decline in reimbursements may decrease the amount which physicians, clinics and hospitals are able to recover for such services and may reduce the number and complexity of medical images. A reduction in the use or reimbursement of digital medical images may lead to our customers decreasing their capital investment budgets, which could significantly reduce the demand for our products.
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
     We do not deliver health care services directly to patients, control health care referrals, or submit claims to or otherwise bill Medicare, Medicaid, or any other third-party payors. However, we have engaged certain physicians to serve as consultants on our behalf, entered into service agreements and license agreements with health care entities, and had certain of our products evaluated at health care facilities. Because of the breadth of many health care laws and regulations, and their potential impact on our customers, we cannot assure you that such laws and regulations will not apply to our business, either directly or indirectly. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include the following:
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
     There can be no assurance that this market will continue to develop in the manner we anticipate, that the market will provide growth opportunities for us or that our business strategies will be successful. If the market for digital medical imaging products and services fails to develop as we expect, our business, results of operations and financial condition are likely to be materially and adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     Not Applicable.

ITEM 2.	PROPERTIES
     Our principal offices occupy approximately 43,500 square feet of leased office space in Birmingham, Alabama, under a lease that expires in March 2010, and 79,500 square feet of owned office and manufacturing space, including approximately 13 acres of land, in Hartland, Wisconsin. We also maintain a research and development and customer support facility consisting of approximately 14,500 square feet of leased office space located in Ottawa, Ontario, under a lease that expires in December 2009; a research and development facility consisting of approximately 2,000 square feet of leased office space in Winter Park, Florida, under a lease that expires in October 2008; and a research and development facility consisting of approximately 2,400 square feet of leased office space located in Hartland, Wisconsin, under a lease expiring in April 2007. We believe our current facilities are adequate for our current needs.
     During the third quarter of 2006 we, as part of the integration of Camtronics, vacated a leased facility and combined the operations formerly at that facility with another existing facility. We have estimated and recorded a liability representing the present value of future net negative cash flow of $1,074,000 expected to arise from the continuing lease obligation, and have written off $266,000 representing the net book value of property, plant and equipment items attendant to the former facility. We are attempting to sub-lease the facility and to otherwise minimize expense related to the vacated facility.

ITEM 3.	LEGAL PROCEEDINGS
     There are no pending material legal proceedings other than ordinary routine litigation incidental to normal business to which we are a party or to which any of our properties are subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
     Our common stock began trading on the Nasdaq Global Market under the symbol “EMAG” on February 9, 2005. Prior to such date, there was no established public trading market for our common stock. As of March 1, 2007, the 21,313,333 outstanding shares of common stock were held by 76 holders of record. The closing price per share of our common stock on the Nasdaq Global Market on March 1, 2007 was $11.50.
     The following table presents the range of share prices for each quarter in the two year period ended December 31, 2006:

2005 Quarter Ended	High	Low
March 31, 2005	$18.50	$14.35
June 30, 2005	17.29	13.99
September 30, 2005	15.00	11.30
December 31, 2005	$16.47	$12.35

2006 Quarter Ended	High	Low
March 31, 2006	$18.82	$15.30
June 30, 2006	17.90	12.90
September 30, 2006	15.96	13.39
December 31, 2006	$16.53	$13.79
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

     Since the initial public offering of our stock and through December 31, 2006,we have spent approximately $10.7 million of such net proceeds on capital purchases, substantially all of which was spent on purchases of equipment, and an additional $40.4 million of the net offering proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We did not repurchase any shares of our common stock during the twelve month period ended December 31, 2006.
Stock Performance Graph
     The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the Hemscott Business Software and Services Index (the Hemscott Group Index) over the period February 9, 2005 (the first trading date of our common stock) through December 31, 2006. The graph assumes $100 invested at February 9, 2005 in our common stock and in each of the market indices, with reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EMAGEON INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
     The following consolidated statements of operations data for the years ended December 31, 2004, 2005 and 2006 and consolidated balance sheet data as of December 31, 2005 and 2006 are derived from our audited consolidated financial statements and related notes, which are included elsewhere in this document. The consolidated statements of operations data for the years ended December 31, 2002 and 2003 and the balance sheet data as of December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements that do not appear in this filing. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. Historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data (1) (2):
Revenue:
System sales	$8,437	$17,234	$33,441	$50,041	$75,340
Support services	4,198	6,341	13,059	25,023	48,165

Total revenue	12,635	23,575	46,500	75,064	123,505

Cost of revenue:
System sales	6,316	10,227	21,452	28,316	43,333
Support services	4,056	7,777	11,426	15,921	24,331

Total cost of revenue	10,372	18,004	32,878	44,237	67,664

Gross profit	2,263	5,571	13,622	30,827	55,841
Operating expenses:
Research and development	2,570	4,875	6,197	11,652	17,368
Sales and marketing	4,642	6,403	9,377	12,238	18,459
General and administrative	2,776	4,802	7,498	10,945	17,028
Amortization and write-off of intangible assets related to Camtronics acquisition	—	—	—	993	3,540
Integration costs related to Camtronics acquisition	—	—	—	244	5,369
Loss on disposal of property and equipment	—	—	—	—	437

Total operating expenses	9,988	16,080	23,072	36,072	62,201

Operating loss	(7,725)	(10,509)	(9,450)	(5,245)	(6,360)
Interest income (expense), net	(601)	(850)	(1,022)	248	328

Net loss	$(8,326)	$(11,359)	$(10,472)	$(4,997)	$(6,032)

Net loss per share, basic and diluted	$(6.38)	$(5.79)	$(4.07)	$(0.28)	$(0.29)

Weighted average shares, basic and diluted	1,314	1,973	2,590	17,975	20,919

Selected Cash Flow Data:
Cash provided by (used in) operations	$(7,847)	$(2,377)	$4,959	$(1,881)	$7,263

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,242	$2,340	$5,995	$15,520	$23,008
Marketable securities	—	—	—	4,951	—
Intangible assets, net	—	8,000	6,873	34,277	30,090
Total assets	24,990	29,050	41,768	117,944	113,908
Total debt and capital lease obligations	10,260	8,467	9,489	3,749	961
Redeemable preferred stock	24,326	30,282	30,348	—	—
Total stockholders’ equity (deficit)	(20,508)	(23,535)	(32,370)	63,639	65,107

(1)	On November 1, 2005, we acquired Camtronics Medical Systems, Ltd., and on May 30, 2003, we merged with Ultravisual Medical Systems Corporation. Both the acquisition and the merger were accounted for as purchases under Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the results of operations of Camtronics Medical Systems, Ltd. and Ultravisual Medical Systems Corporation have been included in the accompanying consolidated financial statements since the respective dates of acquisition. For more information, see Note 4 of the notes to our consolidated financial statements.

(2)	Certain reclassifications have been made to prior years’ financial data to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Our fiscal year ends on December 31. References below to annual periods or years refer to the fiscal years ended December 31.
Results Overview
     Total revenue for 2006 was $123.5 million, representing a 64.5% increase over 2005. The increase was comprised of a 50.6% increase in system sales revenue and a 92.5% increase in support services revenue. Our overall gross margin percentage increased from 41.1% for 2005 to 45.2% for 2006. We achieved gross margin percentages of 42.5% and 49.5% for system sales and support services revenue, respectively, during 2006, compared to 43.4% and 36.4%, respectively, for 2005. Our net loss was $6.0 million in 2006 compared to a net loss of $5.0 million in 2005, including $5.4 million and $0.2 million, respectively, in acquisition related integration costs in those years.
     As of December 31, 2006, we had $158.4 million in contracted backlog, consisting of fees for contracted future installations and for the support of existing installations, compared with a contracted backlog of $158.0 million at December 31, 2005. We expect to recognize revenue from our current backlog of approximately $68.0 million in 2007 and $32.0 million in 2008. Substantially all of the remaining $58.0 million, which primarily consists of recurring revenue from support services, is expected to be recognized by 2011. Our backlog will generally decrease as we recognize revenue under existing contracts, and it will increase as we enter into new contracts. However, our order and revenue patterns increasingly consist of relatively shorter periods between initial order and completion of installation, particularly for add-on orders from existing customers and, as a result, annually reported contracted backlog figures may not accurately portray historical or prospective sales activity levels.
Initial Public Offering And Camtronics Integration
     On February 14, 2005, we completed our initial public offering of common stock. We sold 5.0 million shares of our common stock at a price of $13.00 per share. On February 18, 2005, our underwriters exercised the over-allotment option to purchase 750,000 additional shares at a price of $13.00 per share. Total proceeds from the initial public offering, net of underwriting discount and offering expenses, were $67.2 million. At December 31, 2006, we had 21,433,574 shares of common stock issued, 21,257,817 shares of common stock outstanding, and 36,424 warrants to purchase shares of our common stock outstanding at an exercise price of $5.52 per share.
     On November 1, 2005, we acquired all the stock of Camtronics Medical Systems, Ltd., based in Hartland, Wisconsin, for $40.4 million in cash. As of December 31, 2006, we have completed the integration of Camtronics into the Company.

Our Market
     We believe the health information technology market is exhibiting the following trends:
•	Increasing procedure volumes

•	Increasing procedure size

•	Modality “blending”, a layering of studies from two separate modalities for diagnostic and treatment purposes

•	Expanding adoption and use of standards

•	Increasing emphasis by payors, healthcare providers, and government agencies on electronic health record integration

•	Body transparency, a new paradigm for navigating through large volumes of information
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
     One area that has received significant attention is advanced visualization, which uses 3D and other advanced analytic tools as key elements in an enterprise visual medical system. Earlier generation PACS have focused primarily on single departments and have utilized generic 2D tools. A complete enterprise visualization system must not only support full 2D capabilities, but also include 3D tools, integrate easily into other information systems, and adhere to standards. To understand these images, referring physicians need tools that adapt to their specialty.
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
Significant Events in 2006
     During the year ended December 31, 2006, we continued to focus on our core set of strategic goals. We believe the following 2006 events were significant with respect to our goals:
•	We successfully completed the integration of Camtronics into our business, including integration of the management structure and sales force, commencement of cross-selling efforts, consolidation of the engineering staff, and consolidation of the administrative function including financial systems.

•	In November, we entered into strategic relationships with Vital Images, Inc. and AllScripts Healthcare Solutions allowing us to offer the complementary products of those companies with our products across our installed base of customers.

•	We expanded our customer relationships to now encompass 588 medical facilities, 460 of which have installed our products.

•	We achieved record bookings and revenue, improved our gross margins, reduced our operating expenses as a percentage of revenue, and generated positive operating cash flow while avoiding the incurrence of debt.
Sources of Revenue
     A typical sale of our solution is comprised of system sales and support services. Revenue from system sales is derived from the licensing of our Advanced Visualization, Clinical Content Management, and Clinical Workflow for RadSuite and HeartSuite (collectively referred to as our Enterprise Visual Medical System, or EVMS), as well as from sales and integration of third-party components that are required to implement our solution. Support services revenue is derived from fees related to the implementation, training and on-going customer support of our solution.
     Our software is comprised of four main components: RadSuite Advanced Visualization, our suite of software tools for the advanced visualization and analysis of digital medical images; Clinical Content Management, our image archival and distribution management software; Clinical Workflow, our standards-based software used to manage integration and data migration between our solution and other health information systems throughout the enterprise; and HeartSuite, our suite of software tools focused on the cardiology department. Although Clinical Content Management and HeartSuite software products are available collectively as stand-alone applications, we offer our software primarily as an integrated enterprise-level image management solution. License pricing for RadSuite Advanced Visualization is primarily determined by either the number of licenses based on the number of concurrent users or on the average annual study volume. License pricing for Clinical Content Management and Clinical Workflow is determined based on projected volume and size of image studies to be stored or migrated by the particular customer. License pricing for HeartSuite software products is determined based on the number of workstations purchased. We offer customers our software as perpetual or term licenses, in either case with maintenance and support relating to the software. Term licenses for our software are typically from two to ten years with annual renewals after the initial term. The sale and integration of third-party components typically include servers, data storage, backup and recovery systems, workstations and monitors, database software and computed radiography devices as well as orthopedic templates and dictation systems.
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
     Ascension Health, the largest not-for-profit hospital system in the United States, is our largest customer. Revenue associated with facilities controlled by Ascension Health accounted for approximately 27% of both our total revenue during 2006 and our total contracted backlog at December 31, 2006. We anticipate that Ascension Health will continue to be a significant customer as we continue to support our existing installations as well as sign add-on orders and new order addenda with additional Ascension Health facilities.
Cost of Revenue
     The cost of system sales consists of the cost of third-party components and the cost of software licenses. The cost of our third-party components consists primarily of direct and indirect expenses related to the purchase, manufacturing, shipment, installation and configuration of our solutions. The cost of our software licenses consists primarily of the amortization of acquired software and the amortization of capitalized software costs for internally developed software.
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
Gross Profit
     Our overall gross profit has improved due to an increase in the software content of our system sales and in recurring support services revenue derived from our growing installed base of customers. Gross profit from system sales varies based on several factors, including:
•	actual sales prices negotiated in the contracting process;

•	costs associated with purchasing and manufacturing third-party components;

•	fluctuations in prices received from third-party component manufacturers and distributors relative to the mark-up percentages provided for in customer contracts; and

•	the relative mix of the hardware and software components comprising system sales in a given period.
     Gross profit from support services varies based on several factors, including:
•	actual services fees negotiated during the contracting process;

•	productivity of our professional service team;

•	costs of service agreements related to third-party components included in our solution; and

•	costs associated with the use of outside contractors.
Operating Expenses
     Research and Development. Research and development expenses consist primarily of employee-related expenses, allocated overhead, and the costs of outside contractors. We have historically focused our research and development efforts on improving the functionality, performance, and integration of our software products. We expect that research and development expenses will increase as we strive to introduce additional products and services.
     Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs, allocated overhead and sales commissions. We expect that sales and marketing expenses will increase as we expand our selling and marketing activities associated with existing and new product and service offerings to existing and new customers, and build brand awareness.
     General and Administrative. General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase as we add personnel and incur additional professional fees and administrative costs related to the growth of our business and operations, including additional compliance costs in connection with public company corporate governance and financial reporting requirements.

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
     We believe that, of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements, the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
     Revenue Recognition and Deferred Revenue. While the basis for software license revenue recognition is substantially governed by the provisions of AICPA Statement of Position 97-2, (SOP 97-2), Software Revenue Recognition, as amended, in the application of this standard, we exercise judgment and use estimates to determine the amount of system sales and support services revenue to be recognized in each accounting period.
     We sell software under three types of licenses:
•	Perpetual licenses: software licensed on a perpetual basis to a customer based on a fixed number of users and/or estimates of annual study volumes with no right to return the licensed software.

•	Enterprise licenses: software licensed on a perpetual basis to a customer (typically a multi-facility health care provider), as opposed to licensing based on a fixed number of users or on estimates of annual study volumes, with no right to return the licensed software.

•	Term licenses: software licensed on a term basis according to a fixed number of users and/or estimates of annual study volumes.
     Generally, our software license arrangements do not include significant modification or customization of the underlying software and, as a result, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable; and (4) collection is probable. We assess each of the four criteria as follows:
•	Persuasive evidence of an arrangement exists: It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement, prior to recognizing revenue on an arrangement.

•	Delivery has occurred: It is our customary practice to obtain acceptance for our software, which is evidenced by written customer acknowledgement. In the event that we grant a customer the right to specified upgrades, we defer recognition of the entire arrangement fee until we deliver the specified upgrades as we have not established vendor-specific objective evidence (VSOE) of fair value for specified upgrades. Specified upgrades include, but are not limited to, future software deliverables that are stated in the customer contract.

•	The customer’s payment is deemed fixed or determinable: We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue when all other revenue recognition requirements are met. If the fee is determined not to be fixed or determinable, we recognize revenue as the amounts become due and payable.

•	Collection is probable: Likelihood of collection is assessed on a customer-by-customer basis. If it is determined from the outset of an arrangement or at the time of add-on sales to existing customers that collection is not probable based upon our credit review process, revenue is recognized on a cash-collected basis if all other criteria are met.
     We account for software license and non-recurring support services revenue included in multiple element arrangements using the residual method. Under the residual method, the fair value of the undelivered elements (i.e., software maintenance and ongoing support services) based on VSOE of fair value is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license and non-recurring support services). If evidence of the fair value of one or more of the undelivered services does not exist, revenue is deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for ongoing support services revenue based upon the renewal rates for the maintenance and ongoing support, which coincide with our pricing model. Significant incremental discounts offered in multiple element arrangements that would be characterized as separate elements are infrequent and are applied to the initial arrangement.
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
     Ongoing support services generally include telephone support related to third-party components. Ongoing support service revenue is recognized ratably over the term of the ongoing support services contract on a straight-line basis when all the revenue recognition requirements are met. As it relates to services, we may also provide services that vary depending on the scope and complexity requested by the customer. Examples of such services include additional database consulting, system configuration, existing systems interface, and network consulting. These services generally are not deemed to be essential to the functionality of the software. If we have VSOE of fair value for the services, the timing of the software license revenue is not impacted, and service revenue is recognized as the services are performed. We commonly perform services for which we do not have VSOE of fair value and, accordingly, the software license revenue is deferred until the services are completed.
     Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed and determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. We classify shipping and handling cost in cost of system sales.
     Third-party component revenue, including hardware sales and hardware maintenance, is recognized in accordance with contractual terms. When we are responsible for installing third-party components, revenue is recognized when the third-party components are delivered, installed and accepted by the customer. When we are not responsible for installing the third-party components, revenue is recognized when the third-party components are delivered to the customer. When third-party components and related maintenance are not separately priced in our contracts, we recognize revenue related to the arrangement when all revenue recognition criteria have been met.
     The following is a summary of our product warranty and guarantee and our related accounting policies for these agreements:
     (1) Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to a portion of the fees paid by the customer over a portion of the contract term. We have not previously incurred costs to settle claims or pay awards under these indemnification provisions. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2006.
     (2) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. We provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. As of December 31, 2006 we have $0.8 million of liabilities recorded for these agreements.
     Billings may not coincide with the recognition of revenue. Unbilled revenue, which is included in accounts receivable in the consolidated balance sheet, occurs when revenue recognition precedes billing to the customer, and arises primarily from sales with predetermined billing schedules. Billings in excess of sales (deferred revenue) occur when billing to the customer precedes revenue recognition, and arise primarily from sales with partial prepayments upon contract execution and from maintenance revenue billed in advance of performance of the maintenance activity. We recognize deferred revenue, as applicable, upon delivery and acceptance of products, as ongoing services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied. Costs related to deferred revenue are included as an asset in our consolidated balance sheet and charged to expense when the related deferred revenue is recognized.
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
     Intangible and Other Long-Lived Assets. U.S. generally accepted accounting principles require the purchase method of accounting for all business combinations after June 30, 2001, and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. Accordingly, we identify and allocate values to intangible assets based on discounted cash flow analyses and market research, as well as our judgment. Intangibles determined to have an indefinite life are not amortized but are tested for impairment at least annually. We evaluate intangible assets for impairment on an annual basis and also if and when impairment indicators are identified. In assessing the recoverability of intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenue, which is inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Property, equipment and intangible assets are amortized over their useful lives. Useful lives of the intangible assets are based on management’s estimates of the periods over which such assets will generate revenue.

Results of Operations
Revenue
     Individual radiology system sales typically are larger in terms of both sales dollars and implementation time than individual cardiology system sales. In any given period, the mix of total system sales revenue to total support services revenue, the mix of hardware to software comprising system sales revenue, and the mix of radiology revenue to cardiology revenue can produce significant variability in the levels of revenue and gross margin reported. The following table sets forth revenue component data.

	Year Ended December 31,				Year Ended December 31,
	2006	2005	Change	Change (%)	2005	2004	Change	Change(%)
	(In thousands except percentages)				(In thousands except percentages)
System sales	$75,340	$50,041	$25,299	50.6%	$50,041	$33,441	$16,600	49.6%
Support services	$48,165	$25,023	$23,142	92.5%	$25,023	$13,059	$11,964	91.6%

Total revenue	$123,505	$75,064	$48,441	64.5%	$75,064	$46,500	$28,564	61.4%

     Revenue for 2006 was $123.5 million, a 64.5% increase over 2005 revenue of $75.1 million and a 166% increase over revenue for the year ended December 31, 2004. These increases reflect both the organic growth of our products and the results of our acquisition of Camtronics and its cardiology line of products on November 1, 2005. Excluding cardiology products acquired with the Camtronics acquisition, our revenue grew by 25% in 2006.
     System sales revenue for 2006 was $75.3 million, a 50.6% increase over 2005 systems sales revenue of $50.0 million. As described above, the acquisition of Camtronics on November 1, 2005 was a contributing factor in our 2006 system sales revenue growth, but our system sales excluding cardiology products grew as well, by approximately 19% in 2006. This growth was the result of greater numbers of systems installations for both existing and new customers, and of greater acceptance of our products in the marketplace, particularly with multi-facility health care providers. Growth in our radiology line of products was driven in equal parts by increased sales of software and third-party components, with our sales of software licenses particularly strong with existing customers.
     The increase in system sales revenue from 2004 to 2005 was attributable to an increase in the number of new and existing customer installations offset by a decrease in the size of these installations, as well as the recognition of $4.5 million of revenue deferred in 2004 and recognized in 2005. During 2005, we had more acceptances of our software and third party components than in 2004. The average revenue recognized per acceptance decreased slightly in 2005 as compared to 2004, the result primarily of an increase in add-on sales to our existing customer base, which tend to be smaller than initial sales to new customers. Also during 2005, we recognized system sales revenue of $4.5 million related to two contracts for which we deferred revenue in 2004 as a result of the existence of certain undelivered upgrades. We delivered the additional software features during 2005 and recognized the system sales revenue associated with these contracts.
     Support services revenue grew by 92.5% to $48.2 million in 2006 from its 2005 level of $25.0 million. As described above, our acquisition of Camtronics on November 1, 2005 was a contributing factor in our support services revenue growth, but our legacy service offerings grew as well, by 38% in 2006 to over $32.0 million. Both the professional services and system maintenance components of support services revenue grew substantially in 2006. Support services revenue is ancillary to system sales revenue and therefore tends to grow as system sales revenue grows, as new or add-on system installations are completed and as more customers subscribe to our maintenance services.
     The increase in support services revenue from 2004 to 2005 was attributable to an increase in customer installations. Approximately $5.7 million of the increase in support services revenue for 2005 was attributable to an increased number of customers that implemented our solution and pay us ongoing support and maintenance fees. Also included in this $5.7 million increase is the recognition of $1.6 million of revenue related to the contracts mentioned above for which we deferred revenue in 2004 as a result of the existence of undelivered upgrades. We delivered the additional software features during 2005 and recognized the support services revenue attributable to the previously provided services for which we had deferred support services revenue. The remaining $6.3 million increase was related to an increase in non-recurring revenue related to services such as implementation and training for new customers as well as add-on services for existing customers.
Gross Margin
     The following table sets forth gross margin earned on revenues for the three years in the period ended December 31, 2006:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

Revenue:
System sales	$75,340	$50,041	$33,441
Support services	48,165	25,023	13,059

Total	123,505	75,064	46,500

Cost of revenue:
System sales	43,333	28,316	21,452
Support services	24,331	15,921	11,426

Total	67,664	44,237	32,878

Gross profit:
System sales	32,007	21,725	11,989
Support services	23,834	9,102	1,633

Total	$55,841	$30,827	$13,622

Gross margin:
System sales	42.5%	43.4%	35.9%
Support services	49.5%	36.4%	12.5%
Total	45.2%	41.1%	29.3%
     System sales gross margin was 42.5% in 2006 compared to 43.4% in 2005, a decline of 0.9 margin points. This decline in system sales margin is related primarily to our acquisition of Camtronics on November 1, 2005 and the inclusion of a full twelve months of cardiology product line revenue and costs in our revenue and gross margin in 2006. Cardiology products in general earn slightly lower gross margins than radiology products, and the mix of cardiology to radiology revenue in a given period can affect the level of total gross margin reported. This lower cardiology margin for the year met our initial expectations, though these margins were lower in the first half of 2006 due to one-time acquisition accounting adjustments to revenue deferred by Camtronics prior to the acquisition. Additionally, our gross margin on the third-party components of radiology system sales was approximately two margin points lower in 2006 than in 2005 due primarily to pricing considerations. Gross margin earned on the software component of radiology system revenue was flat with 2005 as a percentage of software revenue, and the relative mix of the hardware and software components of radiology revenue was approximately the same in 2006 as in 2005.
     In general, the cost of third-party hardware components tends to lower our system sales gross margin. We expect system sales gross margins on an annual basis in the mid forty percent range going forward, assuming a normal mix of hardware to software and radiology to cardiology system sales revenue. However, we also expect a continuation of price competition in our industry, which could act to lower our system margins, and we expect fluctuation in the system sales margins we earn quarter to quarter depending on the mix of system sales revenue recognized in given reporting periods.

          System sales gross margin was 43.4% in 2005 compared to 35.9% in 2004, an increase of 7.5 margin points. This increase is related to an increase in the software content of system sales in 2005 compared to 2004. In addition, gross margin earned on the software component of system sales was higher in 2005 compared to 2004. System sales gross margin in 2005 was further increased relative to 2004 by recognition of $4.5 million in revenue in 2005 that had been deferred in 2004. Due to the timing of recognition of this revenue, minimal associated costs were recognized in 2005. The overall increase in system sales gross margin in 2005 was limited somewhat by inclusion in the statement of operations of the revenue and costs of Camtronics for the two month period following its acquisition
          Support services gross margin was 49.5% in 2006, an increase of 13.1 margin points over the 2005 margin of 36.4%. Support services revenue consists primarily of professional services, which accounts for the majority of support services revenue, and of maintenance revenue from our customers who subscribe to our ongoing maintenance services. Professional services revenue is ancillary to systems sales revenue, and thus will grow as the number of new system installations or system additions grows, and maintenance revenue will grow as the number of our customers who subscribe to our maintenance services increases. Both forms of revenue can provide significant leverage with respect to margins earned since the costs of both forms of revenue consist largely of labor and associated costs that are primarily fixed in nature. In 2006, we benefited substantially from this leverage, as the investments made in prior years in support services headcount and technology were spread over an increasing base of revenue-providing customers in both the professional services and maintenance areas, and as that labor force increased its efficiencies in service activities. Correspondingly, support services revenue in 2005 earned a much lower gross margin as our increased investments in employees and technology had just been made and we had a smaller installed base of customers. In addition, we benefited from inclusion of a full twelve months of cardiology support services revenue in 2006, as cardiology support services typically earn a slightly higher gross margin than radiology support services.
          The timing of completion of individual system sales installations can significantly impact the level of support services revenue and gross margin from period to period. With our current mix of business, we expect support services gross margin on an annual basis slightly in excess of our system sales gross margin, assuming continuing efficiencies from our support staff and assuming the cardiology business continues to deliver support services gross margin at the present level, but we also expect some level of timing-based variability in the level of support services gross margin reported from period to period.
          Support services gross margin was 36.4% in 2005 compared to 12.5% in 2004. The increase in support services revenue between these periods of 91.6% was the primary contributing factor in the gross margin increase as, due to the nature of support services costs, increases in support services revenue do not bring corresponding increases in costs. As discussed above, the costs of support services are primarily labor oriented and fixed in nature. These costs were spread over an expanding base of customer installations in both 2005 and 2006, yielding a pattern of increasing support services gross margin over the three year period ended in 2006. In addition, we believe that the efficiencies of our support staff increased as we invested in training and technology and that those investments should further enhance our support services gross margin.
Research and Development, Sales and Marketing, and General and Administrative Expenses
          Total research and development, sales and marketing, and general and administrative expenses for the year ended December 31, 2006 were $52.9 million compared to $34.8 million in the corresponding prior year period, an increase of $18.1 million, or 51.7%. The addition of the operating expenses of Camtronics, which was acquired November 1, 2005, accounts for the majority of the total increase, with the remainder consisting of:
•	increased general and administrative expenses resulting from additional compliance costs related to public company financial reporting requirements, specifically the costs of compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley);

•	stock-based compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R); and

•	increased costs of personnel and overhead expenses consistent with our growth and expanded development, selling and marketing efforts and related supporting administrative costs.
     The growth of 51.7% in these expenses in 2006 compares to total revenue growth over the same period of 64.5% and growth in gross profit of 81.0%. As a percentage of revenue, these expenses in total declined to 42.8% in 2006 compared to 46.4% in 2005 as a result of 64.5% revenue growth and our efforts to limit the rate of increase in our operating expenses.
     We expect that our research and development, sales and marketing, and general and administrative expenses will continue to grow as revenue grows and as we address new products and markets, but we do not expect this growth to exceed the rate of revenue growth over the long-term.
Research and Development (R&D) Expense

	Year Ended December 31,				Year Ended December 31,
	2006	2005	Change	Change (%)	2005	2004	Change	Change(%)
	(In thousands except percentages)				(In thousands except percentages)
R&D Expense	$17,368	$11,652	$5,716	49.1%	$11,652	$6,197	$5,455	88.0%
% of Revenue	14.1%	15.5%			15.5%	13.3%
     The increase in research and development expense in 2006 compared to 2005 of $5.7 million, or 49.1%, is almost entirely the net result of the acquisition of Camtronics on November 1, 2005 and the inclusion of the former Camtronics R&D expenses in our financial statements for a full twelve month period in 2006. Increased R&D expense resulting from the Camtronics acquisition aside, the level of increase in R&D expense in 2006 was minimized by a decline in direct R&D headcount and related expenses and in the number of operations personnel performing R&D activities as the result of the consolidation of engineering staffs between the companies and the efficiencies that resulted from that consolidation. Offsetting the effects of the decline in headcount were increased R&D overhead expenses, primarily depreciation, related to the upgrade of R&D laboratory facilities during 2005 and the physical consolidation of R&D facilities into a single location in 2006, and increased stock-based compensation expense recognized in 2006 as the result of initial adoption of SFAS No. 123R.
     A portion of R&D spending is focused on use of lower cost consultants engaged in quality development and on consultants and developers that assist our personnel in product quality assurance and validation, and system framework implementations. We anticipate that use of outside consultants for these activities will continue in the future.
     The increase in R&D expense in 2005 compared to 2004 of $5.5 million, or 88.0%, is the result of the acquisition of Camtronics on November 1, 2005, which added approximately $0.8 million to 2005 expense, and of increased R&D headcount and related expenses unrelated and prior to the acquisition of Camtronics of approximately $3.1 million incurred in acceleration of product development efforts. In addition, spending on outside consultants increased by $0.8 million in 2005 compared to 2004 in support of these same efforts.
Sales and Marketing Expense

	Year Ended December 31,				Year Ended December 31,
	2006	2005	Change	Change (%)	2005	2004	Change	Change(%)
	(In thousands except percentages)				(In thousands except percentages)
S&M Expense	$18,459	$12,238	$6,221	50.8%	$12,238	$9,377	$2,861	30.5%
% of Revenue	14.9%	16.3%			16.3%	20.2%

     The increase in sales and marketing expense in 2006 compared to 2005 of $6.2 million, or 50.8%, is largely the result of the acquisition of Camtronics on November 1, 2005 and the reflection in the 2006 financial statements of a full twelve months of the former Camtronics’ sales and marketing expenses, and related cross-training of the sales staffs and cross-selling activities between the radiology and cardiology product lines. Increased sales and marketing expenses in 2006 are, however, also the result of our planned and executed efforts to extend our product base to existing and prospective customers and to increase awareness of our products in the marketplace. Accordingly, expenses were approximately $0.6 million higher in 2006 than in 2005 in the combined areas of advertising, targeted marketing and market research, customer relations, and trade show attendance and related expenses. In addition, stock-based compensation expense under SFAS123R added approximately $0.5 million to 2006 sales and marketing expense. Offsetting these increases were declines in personnel and related expenses reflecting a slight decline in sales and marketing headcount in 2006, and in commissions expense, which declined despite increased revenue as the result of a higher percentage of sales to existing customers, which result in lower commission percentage than sales to new customers, and the effects of timing of the earning of commissions and of differences in the types of sales closed and installed in 2006 compared to 2005. Sales commissions are earned based on achievement of various milestones in completion of individual sales, including customer payment, and are recorded as expense over the period earned.
     The increase in sales and marketing expense of $2.9 million, or 30.5%, in 2005 compared to 2004 relates primarily to headcount in the sales and marketing area, which more than doubled in 2005 including personnel acquired with the Camtronics acquisition, and to headcount related expenses such as travel and training. Specific sales and marketing employee groups augmented in 2005 include our client sales group, which is engaged in support and development of large hospital and hospital network customers, and our marketing support group, which is engaged in product demonstration and product marketing. Viewed separately, the acquisition of Camtronics added approximately $1.2 million to 2005 sales and marketing expense. The level of commissions expense was relatively stable in 2005 compared to the 2004 level.
     We believe that all of the efforts discussed above have heightened our reputation in the marketplace and should help deliver continued revenue growth in the future. We expect that our sales and marketing expenses will continue to increase as we address new customers and new markets.
General and Administrative Expense

	Year Ended December 31,				Year Ended December 31,
	2006	2005	Change	Change (%)	2005	2004	Change	Change(%)
	(In thousands except percentages)				(In thousands except percentages)
G&A Expense	$17,028	$10,945	$6,083	55.6%	$10,945	$7,498	$3,447	46.0%
% of Revenue	13.8%	14.6%			14.6%	16.1%
     As we expected, our general and administrative expense has grown significantly in absolute terms over the three year period ended December 31, 2006. This growth is in support of our growth in revenue over the three year period and is also the result of our becoming a publicly-held company in February, 2005, our acquisition of Camtronics in November, 2005, and additional compliance costs related to public company financial reporting requirements, specifically compliance with aspects of the Sarbanes-Oxley Act of 2002.
     The increase in general and administrative expense of $6.1 million, or 55.6%, in 2006 compared to 2005 is the result of the acquisition of Camtronics on November 1, 2005 and resulting inclusion of a full twelve months of Camtronics general and administrative expense in our 2006 financial statements, of our compliance with Sarbanes-Oxley, of stock-based compensation expense, and of our growth in revenue over the period. Our general and administrative staff was augmented in 2006, adding personnel and personnel-related expense of approximately $0.5 million in support of our increased base of employees and public company obligations. In addition and for the same reasons, our insurance, property taxes and similar expenses grew significantly in 2006. The most significant increases in expense in 2006 compared to 2005 were our professional and consulting fees and related expenses incurred in connection with Sarbanes-Oxley compliance (approximately $1.2 million), and our recognition of stock-

based compensation expense in accordance with SFAS No. 123R of approximately $1.1 million in excess of the 2005 level.
     The increase in general and administrative expense in 2005 compared to 2004 of $3.4 million, or 46.0%, consisted of the addition of the November and December 2005 expenses of Camtronics of $0.4 million, increased insurance, legal, professional, and consulting fees and expenses of $1.9 million, largely as the result of becoming a publicly-held company in February 2005, increased stock-based compensation compared to 2004 of $0.7 million, and an increase in administrative headcount and related expenses in support of our growth and public company status.
     We expect our general and administrative expense to continue to increase in absolute dollar terms in support of our continued growth, but at a rate of growth less than that of our other operating expenses and revenue.
Amortization of Intangible Assets Related to Camtronics Acquisition
     Amortization expense related to the acquisition of Camtronics consists of straight-line amortization of the intangible assets acquired with Camtronics over periods of one to six years. The estimated useful lives of these intangible assets are determined based on projected future economic benefits and expected life cycles of the intangible assets.
Integration Costs Related to Camtronics Acquisition
     We incurred integration costs of $5.4 million in 2006 as a result of the November 2005 acquisition of Camtronics ($0.2 million in November and December 2005). Integration costs are comprised primarily of employee costs including travel and relocation expenses, severance and related expenses of terminated employees, and the costs of facility closure. We believe that Camtronics has been fully integrated into our business as of December 31, 2006.
Operating Income (Loss)
     For the year ended December 31, 2006, operating loss increased by $1.1 million as compared to the year ended December 31, 2005, as the benefits of significantly improved revenue and gross margin in 2006 were offset by the incurrence of $5.4 million in costs related to the integration of Camtronics into our business. Excluding the impact of those integration costs, operating loss improved to $1.0 million in 2006 from $5.0 million in 2005 and $9.5 million in 2004.
Other Income and Expense
     For the year ended December 31, 2006, interest income and interest expense declined from the prior year by $0.8 million and $0.9 million, respectively, as a result of the decline in short-term investment balances from their peak at completion of the initial public offering in February 2005 and the payment of scheduled maturities of debt and capital lease obligations during 2006.
     For the year ended December 31, 2005, interest expense increased by $0.2 million as compared to 2004 primarily as a result of a non-cash interest charge of $0.6 million for the write-off of subordinated debt discount, offset by a reduction in interest expense from repayment of $4.0 million of subordinated debt with a portion of the proceeds from our initial public offering.

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
     Certain reclassifications have been made to prior year financial information to provide comparability with the current year presentation.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(Dollars in thousands, except per share data)
Revenue:
System sales	$7,719	$13,402	$13,490	$15,430	$17,269	$17,601	$19,370	$21,100
Support services	3,865	5,513	6,526	9,118	9,732	12,415	13,641	12,377

Total revenue	11,584	18,915	20,016	24,548	27,001	30,016	33,011	33,477

Cost of revenue:
System sales	4,823	5,753	7,206	10,534	13,284	9,977	10,712	9,360
Support services	3,331	3,667	3,799	5,123	6,218	6,534	6,187	5,392

Total cost of revenue	8,154	9,420	11,005	15,657	19,502	16,511	16,899	14,752

Gross profit	3,430	9,495	9,011	8,891	7,499	13,505	16,112	18,725
Operating expenses:
Research and development	2,534	2,797	2,624	3,697	4,130	4,032	4,601	4,605
Sales and marketing	2,803	2,596	2,455	4,384	4,002	4,589	4,435	5,433
General and administrative	2,292	2,537	2,467	3,649	4,338	3,851	4,495	4,344
Amortization and write-off of intangible assets related to Camtronics acquisition	—	—	—	993	885	885	885	885
Integration costs related to Camtronics acquisition	—	—	—	244	1,204	1,077	2,062	1,026
Loss on disposal of property and equipment	—	—	—	—	(20)	4	—	453

Total operating expenses	7,629	7,930	7,546	12,967	14,539	14,438	16,478	16,746

Operating income (loss)	(4,199)	1,565	1,465	(4,076)	(7,040)	(933)	(366)	1,979
Other (expense) income, net	(619)	335	366	166	47	76	93	112

Net income (loss)	$(4,818)	$1,900	$1,831	$(3,910)	$(6,993)	$(857)	$(273)	$2,091

Net income (loss) per share-basic and diluted	$(0.42)	$0.09	$0.09	$(0.19)	$(0.34)	$(0.04)	$(0.01)	$0.10

     Our operating results have fluctuated from quarter to quarter and are likely to continue to fluctuate for a variety of reasons, as explained below. In addition, in the quarter ended December 31, 2006, we made several adjustments to correct amounts recorded in prior quarters. The amounts were not material to any quarter.
     Revenue. In the past, we have at times experienced lower bookings volume in the third quarter of each year relative to other quarters. We believe that this is the result of the historical capital expenditure patterns of our customer base. This, in turn, may cause our revenue in the first quarter of the following year to be lower in comparison to the immediately preceding quarter due to the length of our installations and our revenue recognition policies.
     Gross Margin. Our gross margin fluctuates from quarter to quarter as a result of changes in the relative contributions to our total revenue from system sales and support services, the mix of the hardware and software components of systems sales revenue, the mix of cardiology revenue to radiology revenue, and changes in the productivity of support services personnel.
     Operating Expenses. Our sales and marketing expenses may fluctuate due to the timing of sales and of individual marketing programs. Also, the most significant trade show that we attend occurs within the fourth quarter of each year, increasing our sales and marketing expenses in that quarter.
     Some important additional factors that could cause our revenue and operating results to fluctuate from quarter to quarter include expenses incurred as a direct result of our acquisitions of other businesses, such as our acquisition of Camtronics in the fourth quarter of 2005, length of the sales cycle or implementation time for our solutions, changes in our pricing policies, new product introductions and product enhancements by us or our competitors, technical difficulties or downtime in our solutions, and regulatory compliance costs.
     Significant changes in the historical patterns of these factors or the occurrence of unforeseen events could cause our operating results to vary widely from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.
Liquidity and Capital Resources
     As of December 31, 2006 and 2005, our net cash position was as follows (in thousands, except ratios):

	December 31
	2006	2005
Working capital *	$21,392	$10,717
Current ratio **	1.5:1.0	1.2:1.0
Cash, cash equivalents and marketable securities	$23,008	$20,471
Short-term borrowings and long-term debt	$961	$3,749

*	Working capital is total current assets less total current liabilities.

**	Current ratio is the ratio of current assets to current liabilities.
     The improvement in our liquidity during 2006 was due to increased cash provided by operating activities through the year, but particularly in the fourth quarter of the year. The decrease in short-term borrowings and long-term debt from December 31, 2005 to December 31, 2006 is a result of scheduled debt retirement.
     Operating Activities
     During the year ended December 31, 2006, cash provided by operations was $7.3 million, representing an improvement of $9.1 million over cash used in operations in 2005. The improvement was due primarily to improved operations. In addition, year to year changes in the levels of cash required to maintain accounts receivable and inventories improved our cash position by $12.2 million, which was offset by a decline in cash required for accounts payable of $9.9 million. Our working capital is affected by the volume of operations from time to time, which can affect our point in time investments in accounts receivable and inventories, by the timing of payments of our trade liabilities and the receipt of payment from our customers, and by the timing of receipt of acceptances of third-party components at our customers’ sites.
     During the year ended December 31, 2005, cash used in operations was $1.9 million, which primarily related to our net loss of $5.0 million and changes in working capital accounts. We experienced significant increases in trade accounts receivable and inventory to be sold to customers during the year. Our accounts receivable balance increased as a result of the timing of customer acceptances as well as the timing of new customer contracts. Our inventory increased as a result of the timing of acceptances of third party components at customer sites. The changes in other working capital accounts were primarily driven by increased volume of operations and the timing of cash payments.
     During the year ended December 31, 2004, cash provided by operations was $5.0 million, which consisted of an increase of $8.5 million from changes in working capital accounts and a decrease of $3.5 million as a result of our net loss offset by non-cash items. Changes in the working capital accounts primarily related to an increase in accounts receivable, an increase in prepaid expenses, an increase in inventory, increases in accounts payable and other accrued expenses and an increase in deferred revenue due to an increased customer base and timing of customer payments. The changes in working capital accounts were primarily driven by increased volume of operations and the timing of cash payments.
     Investing Activities
     We used cash of $0.9 million, $53.3 million and $2.9 million for investing activities during 2006, 2005 and 2004, respectively.
     We used $5.2 million, $7.7 million and $2.9 million for property and equipment purchases during 2006, 2005 and 2004, respectively. The purchases for 2006 and 2005 related to investments in equipment for internal use, including test equipment for our research and development and quality assurance departments as well as computer equipment and furniture for new and existing personnel, and to improvements to the building we own in Hartland, Wisconsin. Approximately $2.7 million of the purchases for 2004 related to computer equipment for new and existing personnel. We anticipate that we will continue to purchase property and equipment for internal use, consistent with our growth, development efforts, and staffing levels. We also invested in equipment located at contracted customer sites in 2005 and 2004 in the amounts of $1.9 million and $0.2 million, respectively.
     In November 2005, we used $40.4 million to acquire all the stock of Camtronics.
     We used $44.2 million for the purchase of marketable securities and received proceeds of $39.3 million upon the maturity or sale of some of these securities during 2005. The marketable securities consisted of U.S. government agency obligations and corporate commercial paper, all with maturities of less than one year.
     Financing Activities
     Cash provided by financing activities totaled $1.1 million, $64.5 million, and $1.6 million for 2006, 2005 and 2004, respectively. Net cash provided by financing activities in 2006 consisted of $3.9 million in proceeds from issuance of common stock on the exercise of employee stock options, offset by the payment of scheduled debt and lease obligations of $2.8 million. Cash provided by financing activities for 2005 resulted primarily from the completion of our initial public offering. This inflow of cash was offset by repayment of our $4.0 million subordinated debt and other payments on borrowings. Cash provided by financing activities for 2004 resulted from proceeds from the issuance of subordinated debt of $4.0 million, which was repaid in 2005 upon completion of our initial public offering, offset by payments on existing borrowings and an addition to restricted cash used to secure a letter of credit for an operating lease.
     The following table summarizes, as of December 31, 2006, the general timing of future payments (including payments of interest) under our outstanding loan agreements and capital and operating lease agreements:

	Payment Due By Period (in thousands)
		Less than			More than
Contractual Cash Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Long-term debt, including interest	$762	$762	$—	$—	$—
Capital lease obligations	244	230	14	—	—
Operating leases	6,408	1,505	3,127	1,206	570

Total contractual cash obligations	$7,414	$2,497	$3,141	$1,206	$570

     Our April 2004 loan and security agreement with a bank, as amended in April, 2006, provides for borrowing of up to $10.0 million, subject to certain restrictions. Interest accrues at the bank’s prime rate of interest. This agreement is for a term of two years, at the end of which all amounts borrowed become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than our intellectual property and real estate. As of December 31, 2005 and 2006, we had no outstanding balances under this line of credit.
     We believe our existing cash, together with future cash flows from operations and available borrowings under our loan and security agreement, if necessary, will be sufficient to execute our business plan in 2007. However, any projections of future cash inflows and outflows are subject to uncertainty. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products and services, enhancements to existing products and services, the amount and form of consideration we may issue in acquisition or similar transactions, and the continuing market acceptance of our solution. To the extent that our existing cash, together with future cash flows from operations and availability under our loan and security agreement are insufficient to fund our future activities, we may need to raise additional funds through equity or debt financing. Although we are currently not a party to any binding agreement or letter of intent with respect to any other potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. It is possible that additional funds may not be available on terms favorable to us or at all.
Off-Balance Sheet Arrangements
     Except for operating leases entered into for ordinary business purposes, we do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, or with entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recently Issued Accounting Pronouncements
     In June, 2006 the Financial Accounting Standards Board (the FASB) its Interpretation No. 48, Accounting For Uncertainty in Income Taxes. This pronouncement, which is effective and will be adopted by us January 1, 2007, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating this pronouncement and its application to the Company, but do not believe this pronouncement will have a material effect on our results of operations and financial position.
     In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This pronouncement, which is effective for our fiscal year ending December 31, 2008, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands financial statement disclosure of fair value measurements. We are currently evaluating this pronouncement to determine any effects on our reported financial position and results of operations, but we do not currently believe this pronouncement will have a material effect on our results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our debt instruments do not expose us to material market risks relating to changes in interest rates. Some of the proceeds of our initial public offering were invested in short-term, interest-bearing, investment grade securities pending their application. The value of these securities will be subject to interest rate risk and could fall in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to our investments would result in an annual decrease of approximately $0.1 million in operating results assuming no further changes in the amount of our investments outstanding at December 31, 2006.

     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in U.S. marketable debt securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, or in money market mutual funds that invest in such instruments, and by policy limit the amount of credit exposure at any one institution. These investments are generally not collateralized and mature in less than one year. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus reducing the need to sell or redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this item appears beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or use of our assets that could have a material effect on our financial statements.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
     Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting.
     Our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. That report appears on pages F-3 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
     Our board of directors has adopted a code of conduct and code of ethics applicable to our chief executive officer, chief financial officer and senior financial officers, directors, officers and employees in accordance with applicable rules and regulations of the SEC and the Nasdaq National Market. Our code of conduct and code of ethics is available on our website at www.emageon.com.

ITEM 11.	EXECUTIVE COMPENSATION
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Report:
1.	Financial Statements
2.	Financial Statement Schedules

Page Number
Description	in Report

Schedule II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2006	Follows page F-24
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits
     The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 30, 2003, by and among Emageon, Inc., Emageon — UV Development Corporation, Ultravisual Medical Systems Corporation and Jeff Rusinow as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

3.1	Emageon Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

3.2	Emageon Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

Exhibit No.	Description

4.1	Form of Emageon Inc. common stock certificate (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.1#	Imageon Solutions, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.2#	Emageon, Inc. 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.3#	Emageon Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.4#	Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.5#	Employment Agreement of Charles A. Jett, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.6#	Employment Agreement of Milton G. Silva-Craig (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.7#	Employment Agreement of W. Randall Pittman (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.8#	Employment Agreement of Mark A. Gehring (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.9#	Employment Agreement of Noel D. Gartman (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.10	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.11	Amended and Restated Registration Rights Agreement, dated as of October 2, 2001, by and among Emageon UV, Inc. and certain stockholders, as amended and joined on May 30, 2003 and June 25, 2003 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.12†	Enterprise Agreement, dated as of May 5, 2004, by and between Emageon UV, Inc. and Ascension Health (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 8, 2005)

10.13	Lease Agreement, dated as of December 20, 2001, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

Exhibit No.	Description

10.13A	Sixth Amendment to Lease Agreement, dated as of July 23, 2004, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13A to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.14	Note and Warrant Purchase Agreement, dated as of June 25, 2004, among Emageon UV, Inc. and Whitecap Alabama Growth Fund I, LLC, Enhanced Alabama Issuer, LLC and Advantage Capital Alabama Partners I, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15	Emageon, Inc. Amended and Restated Stockholders Agreement, dated as of October 2, 2001, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15A	Emageon, Inc. First Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of May 30, 2003, among Emageon, Inc and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15A to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15B	Emageon, Inc. Second Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of June 25, 2003, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15B to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.16#	Employment Agreement of Grady Floyd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006)

14.1	Emageon Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K for the year ended December 31, 2004)

21.1*	Subsidiaries of Emageon Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit

EMAGEON INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Emageon Inc.
     We have audited the accompanying consolidated balance sheets of Emageon Inc. (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emageon Inc. at December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 of the Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emageon’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP
Atlanta, Georgia
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON MANAGEMENT’S ASSESSMENT
OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Emageon Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Emageon Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emageon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Emageon Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Emageon Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emageon Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of Emageon Inc. and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia March 15, 2007

EMAGEON INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$23,008	$15,520
Marketable securities	—	4,951
Trade accounts receivable, net of allowance for doubtful accounts of $277 and $126 at December 31, 2006 and 2005, respectively	27,602	29,261
Inventories	8,579	8,031
Prepaid expenses and other current assets	4,459	3,052

Total current assets	63,648	60,815
Property and equipment, net	18,362	21,433
Other noncurrent assets	1,808	1,419
Intangible assets:
Goodwill	21,210	21,079
Customer relationships, net	6,399	9,510
Acquired technology, net	1,836	3,028
Capitalized software development costs, net	645	231
Trademark and trade names, net	—	429

Total intangible assets	30,090	34,277

Total assets	$113,908	$117,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,738	$13,858
Accrued payroll and related costs	3,770	4,104
Deferred revenue	24,849	26,057
Other accrued expenses	2,946	3,316
Current portion of long-term debt and capital lease obligations	953	2,763

Total current liabilities	42,256	50,098
Long-term deferred revenue	5,851	3,221
Other long-term liabilities	686	—
Long-term debt and capital lease obligations	8	986

Total liabilities	48,801	54,305
Stockholders’ equity:
Common stock, $0.001 par value: 165,050,000 shares authorized; 21,433,574 shares and 20,628,913 shares issued; and 21,257,817 shares and 20,453,156 shares outstanding at December 31, 2006 and 2005, respectively	21	21
Additional paid in capital	122,538	115,215
Accumulated other comprehensive income	262	85
Accumulated deficit	(57,439)	(51,407)

	65,382	63,914
Treasury stock: 175,757 shares	(275)	(275)

Total stockholders’ equity	65,107	63,639

Total liabilities and stockholders’ equity	$113,908	$117,944

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Revenue:
System sales	$75,340	$50,041	$33,441
Support services	48,165	25,023	13,059

Total revenue	123,505	75,064	46,500
Cost of revenue:
System sales	43,333	28,316	21,452
Support services	24,331	15,921	11,426

Total cost of revenue	67,664	44,237	32,878

Gross profit	55,841	30,827	13,622
Operating expenses:
Research and development	17,368	11,652	6,197
Sales and marketing	18,459	12,238	9,377
General and administrative	17,028	10,945	7,498
Amortization and write-off of intangible assets related to Camtronics acquisition	3,540	993	—
Integration costs related to Camtronics acquisition	5,369	244	—
Loss on disposal of property and equipment	437	—	—

Total operating expenses	62,201	36,072	23,072

Operating loss	(6,360)	(5,245)	(9,450)
Other income (expense):
Interest income	655	1,497	31
Interest expense	(327)	(1,249)	(1,053)

Net loss	$(6,032)	$(4,997)	$(10,472)

Net loss per share — basic and diluted	$(0.29)	$(0.28)	$(4.07)

Weighted average common stock outstanding — basic and diluted	20,919	17,975	2,590

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities
Net loss	$(6,032)	$(4,997)	$(10,472)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,990	5,668	4,790
Amortization of intangible assets	4,969	1,626	1,160
Write off of intangible assets related to Camtronics acquisition, net of tax liability	—	403	—
Amortization and write off of subordinated debt discount	—	646	157
Employee stock based compensation expense	3,430	1,171	533
Loss on disposal of property and equipment	702	—	—
Other operating activities	129	215	373
Changes in operating assets and liabilities, net of acquired companies	(2,925)	(6,613)	8,418

Net cash provided by (used in) operating activities	7,263	(1,881)	4,959

Investing Activities
Purchases of property and equipment	(5,229)	(7,680)	(2,905)
Purchases of marketable securities	—	(44,198)	—
Proceeds from maturities of marketable securities	5,000	39,335	—
Capitalized software development costs	(652)	(354)	(32)
Purchase price of Camtronics, net of cash received	—	(40,359)	—

Net cash used in investing activities	(881)	(53,256)	(2,937)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	3,892	70,630	64
Payment of debt and capital lease obligations	(2,788)	(6,515)	(2,316)
Proceeds from loans, net of issuance costs	—	—	3,980
Other financing activities	—	432	(96)

Net cash provided by financing activities	1,104	64,547	1,632
Effect of exchange rate changes on cash	2	116	—

Net increase in cash	7,488	9,526	3,654
Cash at beginning of year	15,520	5,994	2,340

Cash at end of year	$23,008	$15,520	$5,994

Supplemental disclosure of cash flow information:
Interest paid	$357	$1,266	$863

EMAGEON INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated	Stockholders'
	Shares	Carrying Value	Shares	Par Value	Capital	Income (Loss)	Stock	Deficit	Equity (Deficit)
	(In thousands, except for share data)
Balance at December 31, 2003	19,692,358	$7,306	3,033,209	$3	$5,294	—	$(275)	$(35,863)	$(23,535)
Exercise of stock options	—	—	22,972	—	64	—	—	—	64
Issuance of warrants in connection with subordinated debt and customer sales agreement	—	—	—	—	1,046	—	—	—	1,046
Stock based compensation	—	—	—	—	594	—	—	—	594
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(67)	(67)
Net loss	—	—	—	—	—	—	—	(10,472)	(10,472)

Balance at December 31, 2004	19,692,358	7,306	3,056,181	3	6,998	—	(275)	(46,402)	(32,370)
Exercise of stock options	—	—	417,607	1	1,292	—	—	—	1,293
Exercise of stock warrants	105,703	58	24,632	—	74	—	—	—	132
Exercise of mandatorily redeemable stock warrants in connection with initial public offering	—	—	537,082	1	735	—	—	—	736
Proceeds from initial public offering, net of issuance costs	—	—	5,750,000	6	67,195	—	—	—	67,201
Automatic conversion of non-redeemable preferred stock into common stock in connection with initial public offering	(19,798,061)	(7,364)	2,402,898	2	7,362	—	—	—	—
Automatic conversion of redeemable preferred stock into common stock in connection with initial public offering	—	—	8,440,513	8	30,348	—	—	—	30,356
Stock based compensation	—	—	—	—	1,211	—	—	—	1,211
Foreign currency translation adjustments	—	—	—	—	—	93	—	—	93
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(8)	—	—	(8)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	—	—	(4,997)	(4,997)

Balance at December 31, 2005	—	—	20,628,913	21	115,215	85	(275)	(51,407)	63,639
Exercise of stock options	—	—	787,699	—	3,772	—	—	—	3,772
Exercise of warrants	—	—	12,562	—	46	—	—	—	46
Other stock issuance	—	—	4,400	—	75	—	—	—	75
Stock based compensation	—	—	—	—	3,430	—	—	—	3,430
Foreign currency translation adjustments	—	—	—	—	—	169	—	—	169
Realized loss on sale of marketable securities	—	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	—	(6,032)	(6,032)

Balance at December 31, 2006	—	$—	21,433,574	$21	$122,538	$262	$(275)	$(57,439)	$65,107

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005, and 2004
Note 1. Business Description and Background
     Business Description
     Emageon Inc. (the “Company”) provides an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations. Emageon’s solution consists of advanced visualization and image management software for multiple medical specialties such as cardiology, radiology and orthopedics, comprehensive support services and third-party components. Emageon’s web-enabled advanced visualization software provides physicians across the enterprise — in multiple medical specialties and at any network access point — with tools to manipulate and analyze images in two dimensions (2D) and three dimensions (3D).
     Background
     Emageon Inc. was incorporated in Delaware on January 3, 2000. In May 2003, the Company acquired Ultravisual Medical Systems Corporation (“Ultravisual”), and in November 2005, the Company acquired Camtronics Medical Systems, Ltd. (“Camtronics”), both engaged in businesses similar and complementary to that of the Company. In February 2005, the Company completed its initial public offering of common stock. See Note 4 for details of the Company’s acquisitions and Note 3 for details of the Company’s initial public stock offering.
Note 2. Summary of Significant Accounting Policies
     Presentation
     Unless otherwise noted, all amounts included in the financial statements and notes, except share and per share data, are expressed in thousands.
     Reclassification
     Certain items relating to prior years have been reclassified to conform to the current year presentation.
     In 2006, the Company revised its presentation of expenses incurred on behalf of, and billable to, its customers to reflect those expenses in support services cost of revenue, and reflect the related customer billing in support services revenue. Previously, revenue from such customer billings was netted against the related expense for presentation in the statement of operations. The effect of this revision of revenue and expense was to increase both support services revenue and cost of revenue by $1,273 and $698 for the years ended December 31, 2005, and 2004, respectively. The revision had no effect on the Company’s reported income from operations or net loss for any of these periods.
     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair value of financial instruments
     The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable for which current carrying amounts approximate fair market values.
     Cash and Cash Equivalents
     For purposes of financial statement presentation, investments with maturities at acquisition of three months or less are considered to be cash equivalents.
     Restricted Cash
     In conjunction with two of the secured promissory notes discussed in Note 12, the Company is required to maintain a restricted bank cash account of approximately 20% of the note amounts. At December 31, 2006, the restricted amount was $446, and is included in other noncurrent assets in the consolidated balance sheet.
     Securities Available-for-Sale
     The Company classifies debt securities as held-to-maturity, available-for-sale, or trading. The appropriateness of each classification is reassessed at each reporting date. As of December 31, 2005, the Company classified all of its debt securities, consisting of U.S. Government Agency securities carried at fair market value, as “available-for-sale”. The Company held no debt securities at December 31, 2006.
     Trade Accounts Receivable and Allowance for Doubtful Accounts
     Trade accounts receivable are stated net of an allowance for doubtful accounts, which represents estimated losses resulting from any inability of customers to make required payments. When determining the allowance for doubtful accounts, management takes several factors into consideration, including the age of the accounts, prior history of accounts receivable write-offs, customer type, and day-to-day knowledge of specific customers. The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in the statements of operations.
     The Company performs ongoing credit evaluation of its customers’ financial condition and generally does not require collateral. The Company has one customer, Ascension Health, whose hospitals accounted for 27% of the Company’s 2006 revenue (36% of 2005 revenue). As of December 31, 2006, hospitals controlled by Ascension Health owed the Company approximately $4,623.
     As of December 31, 2006 and 2005, unbilled revenue of $481 and $161, respectively, was included in accounts receivable in the consolidated balance sheets.
     Inventories
     Inventories are stated at the lower of cost or market (net realizable value) using the specific identification and first-in, first-out methods and include materials, labor and manufacturing overhead. The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventories to estimated net realizable value.
     Costs of purchased third-party hardware and software associated with the Company’s customer contracts are included as inventories in the Company’s consolidated balance sheet and charged to cost of system sales when the Company receives customer acceptance and all other relevant revenue recognition criteria are met.

     Property and Equipment
     Property and equipment used for internal purposes are recorded at cost. Expenditures for property and equipment are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases. The asset cost and related accumulated depreciation or amortization are adjusted upon asset retirement or disposal with the resulting gain or loss, if any, credited or charged to results of operations.
     Property and equipment at contracted customer sites is recorded at cost and consists of third-party hardware and software associated with customer contracts. Depreciation is computed using the straight-line method over the lives of the specific customer contracts, which are typically five years.
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
     Business Combinations, Goodwill, and Intangible Assets
     The Company records business combinations in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the purchase method of accounting for all business combinations, and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. The Company has applied SFAS 141 in the allocation of the purchase price of Camtronics and Ultravisual. Accordingly, the Company has identified and allocated estimated fair value to the intangibles acquired.
     The Company continually evaluates whether events or changes in circumstances have occurred that indicate the carrying value of long-lived assets and finite life intangible assets may not be recoverable. Recoverability of these assets is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. The fair value of the asset or asset group is measured by quoted market prices, if available, or by utilizing present value techniques.
     Goodwill is tested for impairment at least annually or more frequently if events or changes in circumstances indicate possible impairment. The Company’s goodwill impairment test entails calculating the aggregate fair value of the Company’s assets, including goodwill and other intangible assets. Should the aggregate fair value of the Company’s outstanding equity securities plus its interest bearing liabilities be less than the aggregate carrying value of the Company’s net assets, including goodwill and intangible assets, the Company would compare the estimated fair value of goodwill to the corresponding book value of goodwill and record an impairment loss to the extent the book value exceeds that estimated fair value. The Company has determined that its goodwill is not impaired as of October 1, 2006.
     In assessing fair value of intangibles, management must make assumptions regarding estimated future cash flows and other factors. Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from acquired developed technologies and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual fair values may differ from estimates.
     Treasury Stock
     Treasury stock is accounted for using the cost method.

     Revenue Recognition
     Revenue is derived primarily from system sales, which include software licenses and third-party component sales, and from support services, which include fees related to system implementation, user adoption and ongoing customer support services.
     Software licenses are sold under both perpetual and term license arrangements ranging in length from two to seven years. The Company typically requires deposits upon the receipt of a signed purchase order or agreement. Deposits are classified as deferred revenue in the Company’s consolidated balance sheet.
     The Company accounts for software and support services revenue under the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, as amended (“SOP 97-2”). Under this guidance, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and accepted by the customer, the price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company considers a signed contract or purchase order to be persuasive evidence of an arrangement. The Company obtains customer acceptance of software and third-party component sales, in the form of written customer acknowledgements. In the event that the Company grants a customer the right to specified upgrades, the Company defers recognition of the entire arrangement fee until the specified upgrades are delivered, as the Company has not established vendor-specific objective evidence (“VSOE”) of fair value for specified upgrades. Specified upgrades include, but are not limited to, future software deliverables.
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
     Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. The Company classifies shipping and handling cost in cost of system sales.
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
     Cost of system sales consists of the cost of product assembly and overhead, third-party components, and software licenses. The cost of third-party components consists primarily of direct expenses related to the purchase, shipment, installation and configuration of third-party components. The cost of software licenses consists primarily of the amortization of acquired software, amortization of the capitalized costs of internally developed software, and third-party fees and royalties.
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
     Customer Indemnity and Warranty Costs
     The Company provides for the estimated cost of product warranties at the time revenue is recognized if the customer does not purchase a service contract. Its warranty obligations depend upon product failure rates and service delivery costs incurred to correct any product failures. Should actual product failure rates or service delivery costs differ from the Company’s estimates (which are based on specific warranty claims, historical data and engineering estimates, where applicable), the estimated warranty liability is revised.
     The Company offers its customers certain indemnities and warranties related to its products as follows:
     Customer Indemnity: The Company generally agrees to indemnify, defend and hold harmless its customers in connection with any patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of products and services, and also provides indemnity for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services for customers. To date, the Company has not incurred any costs to settle claims or pay awards under these indemnification provisions, nor has it been notified of any such claims. Accordingly, there are no liabilities recorded for these provisions as of December 31, 2006.
     Product Warranty: The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, the Company warrants that its services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. The Company has a $700 liability recorded for these provisions as of December 31, 2006 ($937 at December 31, 2005).

     Income Taxes
     The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.
     The Company’s effective tax rate for the years ended December 31, 2006, 2005, and 2004 is zero due to an increase in the valuation allowance in an amount equal to the tax effect of our taxable losses during those years.
     It is uncertain whether the Company will realize any tax benefit related to its net operating loss carryforward. Accordingly, the Company has provided a valuation allowance against its net deferred tax assets. The valuation allowance will remain at the full amount of the net deferred tax asset until it becomes more likely than not that the related tax benefits will be realized through deduction against taxable income during the statutory carryforward periods. In addition, the Tax Reform Act of 1986 imposes restrictions on the amount of net operating loss and research credit carryforwards that the Company may use in any year in the event of certain ownership changes. It is possible that such limitations could apply to the Company. The Company has not performed a detailed analysis of its ability to use these net operating loss and research credit carryforwards. However, it is not anticipated that any such analysis would have a material impact on the Company’s financial position or results of operations.
     See “Recent Accounting Pronouncements” following for discussion of a related new accounting standard effective for the Company’s 2007 fiscal year.
     Comprehensive Income
     The Company’s comprehensive income includes net loss as well as all non-owner changes in equity. With respect to the Company, such non-owner equity items include foreign currency translation adjustments and unrealized losses on available-for-sale marketable securities. Total comprehensive losses for the years ended December 31, 2006, 2005, and 2004 were $(5,855), $(4,912) and $(10,472), respectively.
     Computation of Net Loss Per Share
     Basic net loss per share is computed using the weighted average common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and equivalent common shares outstanding during the period. Common share equivalents in years prior to 2006 consisted of convertible preferred stock, stock warrants, and options to purchase common stock granted to employees and directors of the Company (“stock options”). In 2006, common share equivalents consisted of stock options, restricted stock awards, and warrants to purchase common stock. These common share equivalents are excluded from the computation for periods in which the Company incurs a net loss because they are anti-dilutive.
     The computations for basic and diluted net loss per share for each period are as follows:

	For the Year Ended December 31,
	2006	2005	2004
Net loss	$(6,032)	$(4,997)	$(10,472)
Accretion of redemption value related to redeemable preferred stock	—	(8)	(66)

Net loss allocable to common stockholders	$(6,032)	$(5,005)	$(10,538)

Common stock outstanding at beginning of period	20,453,156	2,709,370	2,429,742
Weighted average effect of:
Release of escrowed common stock	—	—	151,866
Conversion of preferred stock to common stock	—	9,506,552	—
Issuance of common stock in initial public offering	—	5,032,877	—
Issuance of common stock and preferred stock pursuant to stock option and warrant exercises	465,562	576,321	8,224
Release of escrowed common stock upon completion of initial public offering	—	149,963	—

Weighted average number of shares of common stock — basic and diluted	20,918,718	17,975,083	2,589,832

Net loss per share — basic and diluted	$(0.29)	$(0.28)	$(4.07)

     Preferred stock convertible into 10,827,403 shares of common stock for the year ended December 31, 2004 were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive. Options and warrants to purchase 1,837,981, 2,171,361, and 3,683,036 shares of common stock for the years ended December 31, 2006, 2005 and 2004, respectively, and warrants to purchase 51,027 and 216,138 shares of Series D preferred stock for the years ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive.
     Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS 123R”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic value method, and accordingly recognized no compensation expense for stock options that were granted with exercise prices at or above the fair market value of the Company’s common stock on the date of grant.
     The provisions of SFAS 123R are applied to awards granted after its effective date and to awards outstanding at the effective date that are subsequently modified, repurchased, or cancelled. Under the modified prospective approach, compensation cost to be recognized includes compensation cost for all share-based awards granted prior to, but not yet vested as of the effective date, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and includes compensation cost for all share-based awards granted subsequent to the effective date based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As allowed by SFAS 123R, the Company elected to not restate periods prior to the effective date to reflect the impact of adopting the new standard. The effects of adopting SFAS 123R on the Company’s statement of operations for the year ended December 31, 2006, the pro forma effects of applying SFAS 123R to the Company’s statement of operations for the years ended December 31, 2005 and 2004, and other information related to the Company’s stock-based compensation plans are included in Note 14.
     Research and Development Costs
     Research and development costs are charged to expense as incurred. However, costs incurred after the establishment of the technological feasibility of a product are capitalized. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs deemed not recoverable, if any, are charged to expense. Costs that are capitalized primarily consist of direct labor costs.
     Capitalization of these costs ceases and amortization of capitalized amounts begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding three years and is recorded as cost of system sales.
     Translation of Foreign Currencies
     The assets and liabilities of the Company’s Canadian subsidiary, whose cash flows are primarily in local currency, have been translated into U.S. dollars using current exchange rates at each balance sheet date. The operating results of this subsidiary have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheets.

     Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities’ functional currency), excluding long-term intercompany receivables and investments, are included in operations in the period in which they occur.
     Foreign currency translation and exchange gains and losses have not had, and are not expected to have, a material effect on the results of operations of the Company.
     Advertising Expense
     The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $307, $48, and $191, respectively.
     Recent Accounting Pronouncements
     In June, 2006, the Financial Accounting Standards Board issued its Interpretation No. 48, Accounting For Uncertainty in Income Taxes (“Interpretation No. 48”), and in September, 2006, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No.157”). Interpretation No. 48, which is effective for the Company’s fiscal year beginning January 1, 2007, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. SFAS No. 157, which is effective for the Company’s fiscal year ending December 31, 2008, defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. The Company currently is evaluating Interpretation No. 48 but does not believe that it will have a material effect on its results of operations or financial position, and is evaluating SFAS No. 157 to determine its effects, if any, on the Company’s results of operations and financial position.
Note 3. Initial Public Offering
     On February 14, 2005, the Company completed the initial public offering of its common stock. The Company sold 5,000,000 shares of its common stock at a price of $13.00 per share, and on February 18, 2005, the over-allotment option to purchase 750,000 additional shares of common stock was exercised at $13.00 per share. Total proceeds from the initial public offering net of underwriting discount and offering expenses were approximately $67,200. In conjunction with the initial public offering, the Company issued 10,843,411 shares of common stock upon the automatic conversion of outstanding shares of preferred stock, issued 537,082 shares of common stock upon the required exercise of common stock warrants, released the remaining escrow holdback related to its merger with Ultravisual, and cancelled 552,661 of common stock warrants with an exercise price of $0.00825 per share.
     The Company repaid $4,000 of its subordinated debt on February 18, 2005 with a portion of the offering proceeds. Concurrent with this repayment, the Company recorded a non-cash interest charge of $621 for the write-off of debt discount related to the subordinated debt.

Note 4. Acquisitions and Intangible Assets
          On November 1, 2005, the Company acquired all the outstanding capital stock of Camtronics, a developer and manufacturer of cardiology image and information management systems, for a cash purchase price, including acquisition expenses and net of cash acquired, of $40,359. The results of operations of Camtronics have been included in the Company’s statements of operations since the acquisition date.
          The purchase price of Camtronics was allocated to its assets and liabilities on a fair value basis, including the identification and valuation of its intangible assets and the assignment of value to goodwill. Goodwill represents, among other things, the synergistic value and potential competitive benefits that may be realized as a result of the acquisition, any future products that may arise from the acquired technology, and the skilled and specialized workforce acquired. In total, intangible asset value of $11,603 and goodwill value of $17,325 related to the Camtronics acquisition were identified and recorded. The Company believes that approximately $7,800 of the identified goodwill amount is deductible for income tax purposes. As of July 1, 2006, the Company determined the purchase price of Camtronics to be final and the period for allocation of that purchase price to be completed.
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

          The valuation also resulted in the identification of $248 of acquired in-process technology costs. This amount was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. Accordingly, this amount was immediately expensed in the consolidated statement of operations at the acquisition date.
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

	For the Year Ended
	December 31,
	2004	2005
	(unaudited)
Revenue	$99,876	$111,032
Net loss	$(16,459)	(11,689)
Loss per share — basic and diluted	$(6.38)	$(0.65)
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

	Weighted
	Average
	Amortization	December 31, 2006		December 31, 2005
	Period	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Acquired technology	4.6	$5,240	$(3,404)	$5,240	$(2,212)
Goodwill	n/a	21,210	—	21,079	—
Customer relationships	4.9	10,028	(3,629)	10,028	(518)
Trade names	1.2	501	(501)	501	(72)
Capitalized software development costs	1.4	1,451	(806)	798	(567)

		$38,430	$(8,340)	$37,646	$(3,369)

          Amortization expense was $4,969, $2,029, and $1,160 for the years ended December 31, 2006, 2005 and 2004, respectively. Expense for 2005 includes write-off of a trademark and write-off of the in-process technology acquired in the Camtronics’ acquisition. Estimated aggregate amortization expense for each of the next five years and beyond is as follows:

2007	$3,089
2008	2,157
2009	1,381
2010	1,335
2011 and thereafter	918

Total	$8,880

Note 5. Marketable Securities
          At December 31, 2005, the Company had marketable debt securities that were classified as available-for-sale and carried at estimated fair market value, consisting of U.S. government agency securities in the amount of $4,951 and with a maturity date of March 27, 2006.
          At December 31, 2005, these securities were classified as a current asset. During the years ended December 31, 2006 and 2005, the Company recorded $42 and $1,399 of interest income, respectively, and in 2005 recorded $29 of losses related to its marketable securities. The Company held no marketable securities at December 31, 2006.

Note 6. Inventories
          Inventories include the costs of materials, labor, and overhead. The costs of purchased third-party hardware and software associated with customer sales contracts are included as inventory in the consolidated balance sheet and charged to system sales cost of revenue in the statement of operations when customer acceptance has been received and all other revenue recognition criteria have been met. Inventories consist of the following:

	December 31,
	2006	2005
Third-party components	$2,716	$1,708
Work-in-process	336	345
Completed systems	5,527	5,978

	$8,579	$8,031

Note 7. Supplementary Cash Flow Information
          Changes in operating assets and liabilities of the Company, net of the effects of acquisitions of other businesses, in reconciling net loss to net cash provided by or used in operations are as follows:

	Year Ended December 31,
	2006	2005	2004

(Increase) decrease in:
Trade accounts receivable, net	$1,659	$(7,659)	$(10,233)
Inventories, net	(548)	(3,402)	(1,137)
Prepaid expenses and other current assets	(1,407)	(885)	(2,120)
Other noncurrent assets	(389)	(726)	(59)

Increase (decrease) in:
Accounts payable	(4,120)	5,775	3,243
Accrued payroll and related costs	(334)	348	184
Other accrued expenses	792	(187)	3,500
Deferred revenue	1,422	123	15,040

Net changes in operating assets and liabilities	$(2,925)	$(6,613)	$8,418

Note 8. Property and Equipment
          The Company’s major classes of property and equipment are as follows:

	Estimated	December 31,
	Useful Lives	2006	2005
Land	Indefinite	$791	$791
Buildings and improvements	39 years	7,141	5,913
Machinery and equipment	5 to 7 years	990	861
Computers, software and other	3 to 7 years	10,918	12,733
Furniture and fixtures	3 to 7 years	1,973	1,967
Leasehold improvements	4 to 5 years	560	1,411
Third-party components leased to customers under operating leases	5 to 7 years	11,553	13,234

		33,926	36,910
Less accumulated depreciation and amortization		(15,564)	(15,477)

		$18,362	$21,433

          The Company has entered into agreements for certain office and computer equipment that are treated for financial reporting purposes as capital leases. As of December 31, 2006, the cost of this equipment and related accumulated amortization were $571 and $324, respectively ($571 and $247, respectively, at December 31, 2005). Amortization of assets held under capital leases is included in depreciation expense in the statement of operations.
Note 9. Major Customers and Related Party Transactions
          Revenue associated with hospitals controlled by Ascension Health accounted for approximately 27%, 36%, and 36% of total revenue during 2006, 2005 and 2004, respectively. As of December 31, 2006, Ascension Health held warrants to purchase up to 36,424 shares of the Company’s common stock at an exercise price of $5.52 per share. In October, 2006 the Company appointed Douglas D. French, a former President and Chief Executive Officer of Ascension, to its board of directors.
Note 10. Defined Contribution Benefit Plan
          The Company has established a 401(k) plan (the “Plan”) for all eligible employees pursuant to Section 401(k) of the Internal Revenue Code. Prior to 2006, the Company made no contributions to the Plan. Effective January 1, 2006, the Company began matching employee contributions to the Plan at a rate of 50% of employee contributions up to a total of 3% of the employee’s annual salary. The Company’s aggregate contribution to the Plan for the year ended December 31, 2006 was $487.
Note 11. Income Taxes
          The Company has not had taxable income since incorporation and therefore has not paid any income taxes. Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$16,967	$17,066
Intangible assets	1,544	394
Deferred revenue	4,293	3,021
Reserves and accrued liabilities	428	436
Stock-based compensation	1,269	—
Other	158	100

	24,659	21,017

Deferred tax liabilities:
Depreciation	(1,220)	(223)
Developed technology	(1,602)	(1,033)

	(2,822)	(1,256)

Net deferred tax assets	21,837	19,761
Valuation allowance	(21,837)	(19,761)

Net deferred tax liability	$—	$—

          Because the majority of the deferred tax assets relate to net operating loss (NOL) carryforwards that can only be realized if the Company is profitable in future periods, and because the Company has never been profitable in the past, it is uncertain whether the Company will realize any tax benefit related to the net operating loss carryforward. Accordingly, the Company has provided a valuation allowance against net deferred tax assets in full. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward period. Net operating loss and research credit carryforwards expire at various times from 2019 through 2026. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes restrictions on the amount of net operating loss and research credit carryforwards that the Company may use in any year. It is possible that such limitations could currently apply. The Company has not performed a detailed analysis of its ability to use these net operating loss and research credit carryforwards. However, it is not anticipated that any such analysis would have a material impact on the financial position of the Company as a result of offsetting changes in the deferred tax valuation allowance. At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $57.5 million.
          A reconciliation of the income tax benefit computed using the statutory rate of 34% to the tax provision reported in the statements of operations is as follows:

	Year Ended December 31,
	2006	2005	2004
Tax benefit computed at the statutory federal rate	$(2,051)	$(1,731)	$(3,561)
State taxes, net of federal tax benefit	(168)	(137)	(314)
Increase in tax from:
Change in deferred tax valuation allowance	2,076	1,591	3,899
Permanent differences	143	184	33
Other	—	93	(57)

Benefit for income taxes	$—	$—	$—

Note 12. Debt And Capital Lease Obligations
          Long-term debt and capital lease obligations consist of the following:

	December 31,
	2006	2005
Secured promissory note payable in 60 monthly installments of $45, including interest at 10.0%, due in December 2006, secured by hardware and software at customer site	$—	$508
Secured promissory note payable in 60 monthly installments of $38, including interest at 9.88%, due in March 2007, secured by hardware and software at customer site	113	536
Secured promissory note payable in 58 monthly installments of $11, including interest at 4.76%, final payment of $10 in September 2007, secured by hardware and software at customer site	109	237
Secured promissory note payable to bank in 54 monthly installments of $83, including interest at 6.13%, due in June 2007, secured by hardware and software at customer site	480	1,397
Promissory note to governmental agency payable in 57 monthly installments of $5, including interest at 4.0%, final payment of $4 in October 2007	47	103
Capital lease of third-party computer hardware and software at a customer site, 57 month term expiring March 2007, with renewal and purchase options; and capital leases of certain office and computer equipment	212	968

Total debt and capital lease obligations	961	3,749
Current portion	(953)	(2,763)

Long-term portion of debt and capital lease obligations	$8	$986

          The Company entered into a loan and security agreement with a bank in April, 2004, and amended April, 2006, under which it may borrow up to $10.0 million subject to certain restrictions and covenants, including maintenance of certain minimum levels of tangible net worth and current ratio. Interest accrues at the bank’s prime rate. There were no amounts outstanding under this agreement at December 31, 2006 and 2005. Any borrowings under the agreement are secured by all of the assets of the Company, excluding its intellectual property and real estate. The agreement is for a term of two years, at the end of which all amounts borrowed become due and payable.
Note 13. Common Stock Warrants
          On June 25, 2004, in conjunction with the issuance of $4,000 of promissory notes to various purchasers under a subordinated debt agreement, the Company issued a warrant to purchase 127,589 shares of common stock with an exercise price of $4.70 per share. The warrants vested upon execution of the subordinated debt agreement. The fair value of the warrants issued was $7.80 per share and was estimated using the Black-Scholes method with the following assumptions: fair value of the common stock of $10.725 per share, dividend yield of zero percent, risk-free interest rate of 3.2%, expected volatility of 70.87%, and expected life of four years. These warrants were converted to common stock at the time of the Company’s initial public offering in February 2005.
          In conjunction with a customer agreement signed in May 2004, the Company issued a warrant to purchase 36,424 shares of common stock at an exercise price of $5.52 per share. These warrants vested upon execution of the agreement. The fair value of the warrants issued was $6.76 per share and was estimated using the Black-Scholes method with the following assumptions: fair value of the common stock of $10.725 per share, dividend yield of zero percent, risk-free interest rate of 3.2%, expected volatility of 70.87% and expected life of 2.5 years. The warrants were recorded at a fair value of $246 and classified in prepaid expenses and other current assets in the balance sheet. This amount was recorded as a sales discount over the life of the agreement.
          A summary of warrant activity and related information is as follows:

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Common stock warrants at beginning of period	48,986	$5.04	1,479,443	$3.56	1,315,430	$3.39
Forfeited or Canceled	—	—	(552,661)	0.01	—	—
Exercised	(12,562)	$3.63	(883,981)	5.67	—	—
Granted	—	$—	6,185	$3.63	164,013	4.88

Outstanding at end of period	36,424	$5.52	48,986	$5.04	1,479,443	$3.56

Exercisable at end of period	36,424	$5.52	48,986	$5.04	910,116	$5.66

          As of December 31, 2006, common stock warrants outstanding had an exercise price of $5.52 and a remaining contractual life of 2.33 years. The aggregate intrinsic value of warrants outstanding with customers of the Company at December 31, 2006 was $358. The total intrinsic value of warrants exercised by customers in the year ended December 31, 2005 was $5,213. No warrants were exercised by customers in 2004 or 2006.
Note 14. Stock-Based Compensation
          The Company has established stock-based compensation plans (the “Plans”) as a means to attract, motivate and retain key employees and directors. The Compensation Committee of the Board of Directors administers and interprets the Plans and is authorized to grant awards to eligible employees of Emageon and non-employee directors and consultants. The Plans provide for the award of incentive stock options, non-qualified stock options, and restricted stock. Shares available for future stock option grants to employees and directors under the Plans were 2,954,577 and 429,750, respectively, at December 31, 2006.
          Generally, options granted under the Plans vest over three to four years and are exercisable for a period of ten years.
          As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006 using the modified prospective approach. As a result, the Company’s net loss and basic and diluted loss per share for the year ended December 31, 2006 were $2,239 and $0.11 higher, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.
          The Company recognized total share-based compensation in costs of revenue and operating expenses in its statement of operations of $3,430, $1,215, and $533 during the years ended December 31, 2006, 2005, and 2004, respectively.
          The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS No. 123R for the years ended December 31, 2005 and 2004:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Net loss:
As reported	$(4,997)	$(10,472)
Deduct: Accretion of redemption value related to redeemable preferred stock	(8)	(66)
Add: Stock-based employee compensation reported in net loss	1,171	533
Deduct: Stock-based employee compensation under the fair value method for all awards	(2,045)	(801)

Pro-forma net loss	$(5,879)	$(10,806)

Basic and diluted net loss per share:
As reported	$(0.28)	$(4.04)
Deduct: Accretion of redemption value related to redeemable preferred stock	—	(0.03)
Add: Stock-based employee compensation reported in net loss	0.06	0.21
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.11)	(0.31)

Pro-forma net loss per share	$(0.33)	$(4.17)

          Stock Options
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards, using the following assumptions for the three years in the period ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.9%	70.9%	70.9%
Risk-free interest rate	4.87%	4.11%	3.09%
Expected life of options, in years	5.0	5.0	5.0
Weighted average grant date fair value	$10.09	$8.53	$8.51
          These assumptions are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogenous groups, and the volatility of the Company’s stock price.
          At December 31, 2006, there was $5,984 of unrecognized compensation cost related to stock option payments. The Company expects this compensation cost to be recognized over a weighted average period of 2.75 years.
          Cash proceeds from exercise of stock options were $3,772, $1,292, and $64 for the years ended December 31, 2006, 2005, and 2004.
          The weighted average grant date fair values of options granted to employees under all stock option plans during the years ended December 31, 2006, 2005, and 2004 were $10.09, $8.53, and $8.51, respectively. Prior to the Company’s initial public offering of its stock in February 2005, options were granted under these plans at exercise prices less than the market value of the Company’s stock on the date of grant and at exercise prices equal to the market value of the Company’s stock on the date of grant. During 2006, all options granted were at an exercise price equal to the market value of the Company’s stock on the date of grant.
          A summary of stock option activity and related information is detailed below.

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options at beginning of period	2,128,560	$5.91	2,166,901	$4.46	1,779,527	$4.14
Forfeited	(156,139)	8.99	(33,517)	4.90	(51,842)	4.26
Exercised	(787,699)	4.80	(448,141)	3.76	(22,972)	2.76
Granted	535,339	16.15	443,317	10.74	462,188	5.85

Outstanding at end of period	1,720,061	$9.33	2,128,560	$5.91	2,166,901	$4.46

Exercisable at end of period	894,393	$5.29	1,262,281	$4.35	1,328,091	$3.94

          Further information relating to stock option plans outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Number	Life	Price	Number	Life	Price
$1.73 to $2.07	115,804	4.59 years	$1.84	115,804	4.59 years	$1.84
$4.70 to $7.17	873,203	5.86 years	5.39	708,689	5.42 years	5.10
$12.72 to $14.90	264,319	8.88 years	13.06	69,900	8.75 years	12.93
$15.05 to $17.79	466,735	9.32 years	16.44	—	—	—

	1,720,061	7.18 years	$9.33	894,393	5.57 years	$5.29

          The aggregate intrinsic value of options outstanding at December 31, 2006 was $10,374, and the aggregate intrinsic value of options exercisable was $9,009. The total intrinsic value of options exercised in the years ended December 31, 2006, 2005, and 2004 was $9,025, $4,225, and $0.00 respectively.
          The following table provides information regarding the Company’s nonvested option activity in 2006:

		Weighted Average Grant Date
	Number of options	Fair Value

Nonvested options at January 1, 2006	866,279	$7.25
Granted	535,339	10.09
Vested	(419,811)	6.13
Forfeited	(156,139)	7.88

Nonvested options at December 31, 2006	825,668	9.55

          The aggregate fair value of options vested during the years ended December 31, 2006, 2005, and 2004 was $2,575, $1,352, and $0.00, respectively.
          Restricted Stock
          The Company’s plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the four year period in which the restrictions lapse. Stock-based expense for these awards in total was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares anticipated to fully vest. During the year ended December 31, 2006, the Company granted 85,496 shares of restricted stock with an aggregate grant date fair value of $1,393, of which 81,496 shares were outstanding and unvested at December 31, 2006. Total related compensation expense recognized in the year ended December 31, 2006 was $412. No shares of restricted stock were granted in the years ended December 31, 2005 and 2004.
Note 15. Operating Leases
          Lessee Arrangements. The Company leases office space and computer equipment under operating leases. The Company recognized rent expense during the years ended December 31, 2006, 2005 and 2004 of $2,572, $1,147, and $939, respectively. As of December 31, 2006, the amount of operating lease payments in each of the next five years and beyond is as follows:

2007	$1,505
2008	1,569
2009	1,558
2010	711
2011	495
2012 and beyond	570

$6,408

          During the third quarter of 2006 the Company, as part of the integration of Camtronics into the operations of the Company, vacated a leased facility and combined the operations formerly at that facility with those at another location. The Company has estimated and recorded a liability for the estimated future net negative cash flow of $1,074 expected to arise from the continuing lease obligation, and has identified and written-off $266 representing the net book value of property and equipment attendant to the former facility. Both of these charges are included in “Integration costs related to Camtronics acquisition” in the 2006 statement of operations. The estimated future liability for lease payments is included in other accrued expenses and other long-term liabilities in the December 31, 2006 balance sheet. The Company is attempting to sub-lease the facility to another occupant and to otherwise minimize expense related to the facility.
          Lessor Arrangements. Revenue associated with rentals under operating leases was approximately $2,489, $2,432, and $2,187 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in systems sales. At December 31, 2006, the cost and accumulated depreciation of computer equipment leased to others and included in property and equipment in the consolidated balance sheet was $11,553 and $10,029, respectively ($13,234 and $9,187, respectively, at December 31, 2005).
          The following is a schedule by year of minimum future rental income under noncancelable operating leases of computer hardware as of December 31, 2006:

2007	$1,119
2008	303
2009	152

Total minimum future rentals	$1,574

Note 16. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2006
Revenue	$27,001	$30,016	$33,011	$33,477
Gross profit	7,499	13,505	16,112	18,725
Operating income (loss)	(7,040)	(933)	(366)	1,979
Net income (loss)	$(6,993)	$(857)	$(273)	$2,091
Net income (loss) per share — basic and diluted	$(0.34)	$(0.04)	$(0.01)	$0.10
2005
Revenue	$11,584	$18,915	$20,016	$24,549
Gross profit	3,430	9,495	9,011	8,891
Operating income (loss)	(4,199)	1,565	1,465	(4,076)
Net income (loss)	$(4,818)	$1,900	$1,831	$(3,910)
Net income (loss) per share — basic and diluted	$(0.42)	$0.09	$0.09	$(0.19)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 16, 2007.

Emageon Inc.
By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chairman, President and Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 16, 2007.

Signature	Title

/s/ Charles A. Jett, Jr. Charles A. Jett, Jr.	Chairman of the Board, President and Principal Executive Officer

/s/ W. Randall Pittman W. Randall Pittman	Principal Financial Officer and Treasurer, and Principal Accounting Officer

/s/ Arthur P. Beattie Arthur P. Beattie	Director

/s/ Roddy J.H. Clark Roddy J.H. Clark	Director

/s/ Douglas D. French Douglas D. French	Director

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director

/s/ Chris H. Horgen Chris H. Horgen	Director

/s/ Mylle H. Mangum Mylle H. Mangum	Director

/s/ John W. Thompson John W. Thompson	Director

/s/ Hugh H. Williamson, III Hugh H. Williamson, III	Director

EMAGEON INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance	Additions Charged To
	Beginning	Costs and	Other				Balance End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet ...2006	$126	367	—		(216	) (1)	$277
...2005	75	57	—		(6	) (1)	126
...2004	50	123	—		(98	) (1)	75

Valuation allowance deducted from net deferred tax asset in the balance sheet...2006	$19,761	2,076	—		—		$21,837
...2005	17,571	1,582	608	(2)	—		19,761
...2004	13,672	3,899	—		—		17,571

Accrued liability for product warranty included in other accrued expenses in the balance sheet ...2006	$937	254	—		(491	) (4)	$700
...2005	—	178	844	(3)	(85	) (4)	937
...2004	—	—	—		—		—

(1)	Uncollectible accounts written off, and payments received on previously written-off accounts

(2)	Deferred tax assets arising from Camtronics acquisition in November 2005

(3)	Warranty liability of Camtronics at acquisition in November 2005.

(4)	Expenditures in settlement of warranty claims.