Form 10-Q
period 2007-03-31
EMAGEON INC
filed 2007-05-10
CIK 1121439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes      ☐No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No.
     Common stock, par value $0.001 per share: 21,333,391 shares outstanding as of April 25, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,032	$23,008
Trade accounts receivable, net	25,100	27,602
Inventories	7,245	8,579
Prepaid expenses and other current assets	4,982	4,459

Total current assets	55,359	63,648
PROPERTY AND EQUIPMENT, net	17,461	18,362
OTHER NONCURRENT ASSETS	1,483	1,808
INTANGIBLE ASSETS, net	29,509	30,090

TOTAL ASSETS	$103,812	$113,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,561	$9,738
Accrued payroll and related costs	1,549	3,770
Deferred revenue	19,897	24,849
Other accrued expenses	3,200	2,946
Current portion of long-term debt and capital lease obligations	372	953

Total current liabilities	33,579	42,256
LONG-TERM DEFERRED REVENUE	5,364	5,851
OTHER LONG-TERM LIABILITIES	591	686
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	3	8

TOTAL LIABILITIES	39,537	48,801
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 165,050 shares authorized; 21,474 shares and 21,434 shares issued, and 21,298 shares and 21,258 shares outstanding at March 31, 2007 and December 31, 2006, respectively	21	21
Additional paid-in capital	123,511	122,538
Accumulated other comprehensive income	292	262
Deficit	(59,274)	(57,439)

	64,550	65,382
Treasury stock, 176 shares, at cost	(275)	(275)

Total stockholders’ equity	64,275	65,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,812	$113,908

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006(1)
REVENUE:
System sales	$13,668	$17,269
Support services	13,682	9,732

Total revenue	27,350	27,001

COST OF REVENUE:
System sales	8,722	13,284
Support services	7,160	6,257

Total cost of revenue	15,882	19,541

GROSS PROFIT	11,468	7,460
OPERATING EXPENSES:
Research and development	5,139	4,184
Sales and marketing	4,392	4,067
General and administrative	3,623	4,160
Amortization of intangible assets related to Camtronics acquisition	345	885
Integration costs related to Camtronics acquisition	—	1,204

Total operating expenses	13,499	14,500

LOSS FROM OPERATIONS	(2,031)	(7,040)
INTEREST INCOME	229	156
INTEREST EXPENSE	(33)	(109)

NET LOSS	$(1,835)	$(6,993)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	21,272	20,583

(1)	Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.
The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(1,835)	$(6,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,717	1,731
Amortization of intangible assets	720	1,293
Stock-based compensation expense	687	575
Other operating activities, net	169	36
Changes in operating assets and liabilities, net	(5,486)	(1,089)

Net cash used in operations	(4,028)	(4,447)

INVESTING ACTIVITIES
Purchases of property and equipment	(985)	(1,413)
Maturities of marketable securities	—	5,000
Capitalized software development costs	(111)	(109)
Other investing activities	—	219

Net cash (used in) provided by investing activities	(1,096)	3,697

FINANCING ACTIVITIES
Proceeds of issuance of common stock	286	1,516
Payment of debt and capital lease obligations	(586)	(686)

Decrease in restricted cash	446	—

Net cash provided by financing activities	146	830

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	(3)

NET (DECREASE) INCREASE IN CASH	(4,976)	77
CASH at beginning of period	23,008	15,520

CASH at end of period	$18,032	$15,597

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 . BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Emageon Inc.(“Emageon”, or the “Company”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain reclassifications have been made to the prior year amounts to provide comparability with the current year presentation.
Operating results for the three month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.
The Company has revised its presentation of expenses incurred on behalf of and billable to its customers in accordance with Emerging Issues Task Force Issue No. 01-14 to reflect those expenses in support services cost of revenue and reflect the related customer billing in support services revenue. Previously, revenue from such customer billings was netted against the related expense for presentation in the statement of operations. The effect of this revision of revenue and expense was to increase both support services revenue and cost of revenue by $423 for the three months ended March 31, 2006. The revision had no effect on the Company’s reported income from operations or net income for the period. The statements of operations included in this quarterly report on Form 10-Q for the three months ended March 31, 2006 have been revised to reflect this change in presentation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the three months ended March 31, 2007 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 or in the Company’s method of application of these critical accounting policies.
All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.
NOTE 2. ACQUISITIONS AND INTANGIBLE ASSETS
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
The purchase price of Camtronics was allocated to the assets and liabilities of Camtronics on a fair-value basis, including the identification and valuation of its intangible assets and the assignment of value to goodwill. Goodwill represents, among other things, the synergistic value and potential competitive benefits that may be realized as a result of the acquisition, any future products that may arise from the acquired technology, and the skilled and specialized workforce acquired. In total, intangible asset value of $11,603 and goodwill value of $17,325 related to the Camtronics acquisition was identified and recorded.
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

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Total	Net Carrying	Carrying	Total	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$5,240	$3,701	$1,539	$5,240	$3,404	$1,836
Customer relationships	8,010	1,957	6,053	10,028	3,629	6,399
Trade names	—	—	—	501	501	—
Software development costs	1,561	882	679	1,451	806	645
Goodwill	21,238	—	21,238	21,210	—	21,210

Total	$36,049	$6,540	$29,509	$38,430	$8,340	$30,090

Weighted average amortization periods are 4.6 years for acquired technology, 5.8 years for customer relationships, and 1.3 years for software development costs.
Amortization expense was $4,969 for the year ended December 31, 2006 and $720 for the three months ended March 31, 2007. Estimated amortization expense for the remainder of 2007 and beyond is as follows:

2007	$2,270
2008	2,366
2009	1,381
2010	1,335
2011 and thereafter	919

Total	$8,271
NOTE 3. MARKETABLE SECURITIES
At December 31, 2005 the Company held marketable debt securities classified as available-for-sale and carried at estimated fair market value, consisting of U.S. government agency securities, in the amount of $4,951. These securities matured during the quarter ended March 31, 2006. The Company held no marketable securities at December 31, 2006 or at March 31, 2007.

NOTE 4. INVENTORIES
Inventories consist of the following:

	March 31, 2007	December 31, 2006
Third-party components	$3,532	$2,716
Work-in-process	331	336
Completed systems	3,382	5,527

Total	$7,245	$8,579

Inventories include the costs of materials, labor, and overhead. The costs of purchased third-party hardware and software associated with customer sales contracts are included as inventory in the consolidated balance sheet and charged to system sales cost of revenue in the statement of operations when customer acceptance has been received and all other revenue recognition criteria have been met.
NOTE 5. SUPPLEMENTARY CASH FLOW INFORMATION
Changes in operating assets and liabilities of the Company in reconciling net loss to net cash used in operations are as follows:

	Three Months Ended March 31,
	2007	2006
(Increase) decrease in:
Trade accounts receivable, net	$2,502	$670
Inventories, net	1,334	(1,695)
Prepaid expenses and other current assets	(523)	(745)
Other noncurrent assets	(121)	(5)
Increase (decrease) in:
Accounts payable	(1,177)	(1,522)
Accrued payroll and related costs	(2,221)	(1,270)
Other accrued expenses	159	1,717
Deferred revenue	(5,439)	1,761

Net changes in operating assets and liabilities	$(5,486)	$(1,089)

There were no significant non-cash investing and financing transactions in the three month periods ended March 31, 2007 and 2006.
NOTE 6. COMPUTATION OF NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents consist of common stock warrants, restricted stock awards, and stock options granted to employees and directors. All common stock equivalents, consisting of 2,129 shares for the quarter ended March 31, 2007 and 1,778 shares for the quarter ended March 31, 2006 were excluded from the computation for these net loss periods because their inclusion would have been anti-dilutive.

NOTE 7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of restricted shares and/or stock options subject to each award and the terms, conditions, performance measures, and other provisions of the award. Note 14 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 contains additional information related to these stock-based compensation plans.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock options that were granted at or above fair market value on the date of grant.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the quarter ended March 31, 2007. No stock-based awards were granted during the quarter ended March 31, 2006.

Dividend yield	0.0%
Expected volatility	70.9%
Risk-free interest rate	4.62%
Expected life of options (in years)	5.0
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the volatility of the Company’s stock price.
During the quarter ended March 31, 2007, the Company granted 297 stock options at a weighted average grant date fair value of $7.75 per share, and granted 61 restricted stock units at a weighted average grant date fair value of $12.46 per share. Stock options were exercised on 41 shares for proceeds of $286 during the first quarter of 2007, and restricted share awards of 7 shares vested during that period.
Stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2007 was $687, and for the quarter ended March 31, 2006 was $575. At March 31, 2007, there was $8.5 million of unrecognized compensation cost related to share-based payments. The Company expects this compensation cost to be recognized over a weighted-average period of 3.09 years.
NOTE 8. COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to foreign currency translation adjustments. Comprehensive loss for the quarter ended March 31, 2007 was $1,806 and for the quarter ended March 31, 2006 was $6,989. Net accumulated comprehensive income adjustments as of March 31, 2007 are $292.

NOTE 9. INCOME TAXES
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. FIN 48 requires recognition in the consolidated financial statements of only those tax positions determined to be more likely than not of being sustained upon examination based on the technical merits of the positions, and also provides guidance on derecognition, classification, interest and penalties, interim period accounting, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007.
The Company has not had taxable income since incorporation and therefore has not paid any income taxes or recognized any tax benefit or tax expense in its statements of operations. At January 1, 2007, the Company had net deferred tax assets of $21.8 million, the majority of which relates to the tax benefit of net operating loss carryforwards that will be realized only if the Company is profitable in future years. Because future profitability is uncertain, the Company has provided a valuation allowance against its net deferred tax assets, including its net operating loss carryforwards, in full. The valuation allowance will remain at the full amount until it is more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward periods, which extend from 2019 through 2026. Given its lack of historical taxable income and the full amount of the deferred tax asset valuation allowance, adoption of FIN 48 had no effect on the Company’s first quarter 2007 statement of operations or on the balance of its accumulated deficit as of January 1, 2007.
The Company files income tax returns in the United States and Canada federal jurisdictions, and in various state jurisdictions. The Company’s federal income tax returns have never been examined, and all years since the Company’s incorporation in 1998 remain subject to federal and state tax examination. The Company believes that any adjustments resulting from tax examinations would have an immaterial effect on its results of operations and financial position.
As of January 1, 2007, the gross amount of unrecognized tax benefits and the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s financial statement effective rate of tax were zero.
The Company has not recognized any significant amount of interest or penalties related to unrecognized tax benefits.
NOTE 10. SUBSEQUENT EVENT
In May, 2007, the Company acted to align its operating expenses with the current level of revenue by reducing its workforce through elimination of existing positions and normal attrition. In connection with that action, the Company in May, 2007 eliminated thirty positions, primarily in the customer service and product management areas. The Company estimates that the incremental cost of this action, which will be recorded in the operating expenses of its second quarter 2007, will be $600. These incremental expenses consist primarily of severance pay.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect the Company’s plans, beliefs, and current views with respect to, among other things, future events and financial performance. These statements are often identified by use of forward-looking words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “estimate,”

“anticipate”, and comparable words or the negative version of these and other words. Any forward-looking statement contained in this Form 10-Q is based upon the Company’s historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company or any other person that the future plans, estimates, or expectations contemplated by the Company will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause actual results to differ materially from those indicated in the statements. These factors include, but are not limited to, those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors”.
     This cautionary statement should not be regarded as exhaustive and should be read in conjunction with other cautionary statements and other information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company operates in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks and uncertainties, nor can it assess the impact, if any, that any such risks and uncertainties may have on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which the Company is subject can be expected to change over time, and the Company undertakes no obligation to update publicly or review the risks or uncertainties described herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company also undertakes no obligation to update publicly or review any of the forward-looking statements made in this Form 10-Q, whether as a result of new information, future developments, or otherwise.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited financial statements and footnotes appearing in Part I of this Form 10-Q and the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
RESULTS SUMMARY
     Revenue for the three months ended March 31, 2007 (the Company’s first fiscal quarter of 2007) was $27.3 million, a 1.3% increase over the first quarter of 2006. The Company’s gross margin was at a more normal level in first quarter 2007 compared to first quarter 2006, and research and development, sales and marketing, and general and administrative expenses in total were up 6% over the comparable prior year period. The net loss for the first quarter was $1.8 million, or $0.09 per share, compared to a net loss of $7.0 million, or $0.34 per share, in the first quarter of 2006.
     Included in the results of the Company for the three month periods ended March 31, 2007 and 2006 are the following:
1)	First quarter 2007 non-cash expenses of $0.3 million in amortization of intangible assets acquired in the Camtronics acquisition ($0.9 million for the three months ended March 31, 2006);

2)	First quarter 2007 non-cash expenses of $0.7 million for stock-based compensation ($0.6 million for the three months ended March 31, 2006); and

3)	First quarter 2006 expenses of $1.2 million related to the integration of Camtronics into the operations of the Company. The integration of Camtronics was substantially completed as of December 31, 2006.
     Cash used in operations in the first quarter of 2007 was $4.0 million and for the three months ended March 31, 2006, was $4.4 million. At March 31, 2007 the Company had $18.0 million in cash and cash equivalents. The Company has available an unused $10 million secured line of credit with a bank.
Revenue and Gross Margin
     Revenue consists of system sales and support services revenue. System sales revenue is comprised of revenue from sales of the Company’s software and third-party components, primarily computer hardware. Costs of system sales revenue consist of system integration and testing costs, purchases of hardware and software from third party vendors for use by customers, and the internal costs of the Company’s software licenses. Software development expenses are generally included in research and development expenses in the Company’s statement of operations.
     Support services revenue is comprised of revenue from professional services, such as implementation and training, as well as ongoing maintenance services. Costs of support services revenue consist of labor, overhead, and associated costs of implementation, installation, and training on behalf of customers, and the costs of providing continuous support of hardware and software sold to customers.
      The characteristics of individual system sales can vary significantly as to length of implementation time, total value of the sale, and gross margin earned. In addition, in any given period, the mix of system sales revenue to support services revenue and the mix of hardware and software comprising systems revenue can produce significant variability in the levels of revenue and total gross margin reported.
     The following table sets forth comparative revenue and gross margin data for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Revenue:
System sales	$13,668	$17,269
Support services	13,682	9,732

Total	$27,350	$27,001
Cost of Revenue:
System sales	$8,722	$13,284
Support services	7,160	6,257

Total	$15,882	$19,541
Gross Profit:
System sales	$4,946	$3,985
Support services	6,522	3,475

Total	$11,468	$7,460
Gross Margin:
System sales	36.2%	23.1%
Support services	47.7%	35.7%

Total	41.9%	27.6%

Summary
     Total revenue in first quarter 2007 was $27.3 million, a 1.3% increase over first quarter 2006. First quarter 2007 total revenue reflects the effects of (a) a longer sales cycle than experienced in the past in the Company’s primary system sales market, (b) delays in the award of system sales contracts with certain not-for-profit hospitals and other customers, and (c) offsetting the system sales trend, the anticipated increase in support services revenue as the installed base of Company systems increases. For the same periods, gross margin earned on total revenue increased to 41.9%, reflecting a return to a more normal and anticipated gross profit level after higher than normal hardware content in the Company’s system sales revenue and lower than expected support services gross margin held first quarter 2006 total gross margin to 27.6%. The system sales and support services components of the Company’s revenue and gross margin are discussed in more detail below in comparison to the prior year periods.
     As expected, total revenue in first quarter 2007 declined sequentially from fourth quarter 2006 levels, in part reflecting the traditional seasonality of the Company’s system sales revenue and also reflecting the factors described in the preceding paragraph.
System Sales Revenue
     First quarter 2007 system sales revenue declined from the comparable 2006 period by $3.6 million, or 20.9%. The most significant factors contributing to the quarter over quarter decline are an increasingly longer sales cycle in the Company’s primary radiology market, which is now largely a replacement market among larger-sized existing and potential customers, and delays in the award of several sales contracts from not-for-profit hospitals and other customers. The Company believes that its first quarter 2007 reduced rate of revenue growth is the result of these delays in sales orders and not loss of customers. In addition, first quarter 2007 system sales were negatively impacted by lower than anticipated sales from the Company’s cross selling efforts with customers obtained in the acquisition of Camtronics in late 2005. The Company continues to believe these cross selling efforts ultimately will be successful. Revenues from the Company’s cardiology products, acquired in the Camtronics acquisition, exhibited some strength in first quarter 2007 compared to first quarter 2006.
System Sales Gross Margin
     The Company’s system sales gross margin was 36.2% in first quarter 2007, marking a return to a more normal level from the 23.1% gross margin in first quarter 2006. Gross margin for first quarter 2006 was significantly lowered by higher than normal hardware content (and correspondingly lower software content) in system sales. While first quarter 2007 gross margin was improved over the comparable prior year period as the result of higher software content in its system sales, it was held below its anticipated levels by the lower volume of sales activity and by a higher mix of cardiology to radiology system sales.
     In general, the costs of third party hardware components tend to lower the Company’s system sales gross margin. The Company expects system sales gross margins in the low-to-mid forty percent range going forward assuming a normal mix of hardware versus software revenues. However, the Company’s system sales gross margin may fluctuate significantly from period to period depending on the mix of revenue recognized in a given reporting period.
Support Services Revenue
     The Company’s support services revenue increased by $3.9 million, or 40.6%, in first quarter 2007 compared to the prior year period. Support services revenue, which consists primarily of system installation services, customer training, and system maintenance services, are ancillary to the Company’s system sales revenues and therefore tend to grow as the installed base of the Company’s system sales revenue grows and as more customers subscribe to maintenance services.

Support Services Gross Margin
     The Company’s support services gross margin was 47.7% in first quarter 2007, a 12.0 percentage point increase over the first quarter 2006 level. The first quarter 2007 margin is the result of increased efficiencies in the Company’s support organization, specifically a staffing level whose cost is spread over an increasingly larger installed customer base. In first quarter 2006, the support services staff level was increasing to meet higher system sales levels, and the anticipated leverage off the related fixed costs of the staff had not yet been achieved. Though the expectations of the Company for service margins remain in the mid-forty percent range on an annual basis, the timing of individual system acceptances from quarter to quarter can significantly impact the level of reported support services revenue and gross margin for any given interim period.
Research & Development, Sales & Marketing, and General & Administrative Expenses
     Total research and development, sales and marketing, and general and administrative expenses for the quarter ended March 31, 2007 were $13.2 million as compared to $12.4 million in the corresponding prior year quarter, an increase of $0.7 million or 6.0%. The increase in first quarter 2007 expenses is due generally to higher research and development expenses offset by a decline in general and administrative expenses, as explained below. As a percentage of revenue, these expenses were 48.1% in the first quarter of 2007 compared to 46.0% in the first quarter of 2006.
     The Company expects that growth in its research and development, sales and marketing, and general and administrative expenses will continue in line with its annual revenue growth, though quarter to quarter variability will occur depending on activity levels, particularly with respect to its research and development and sales and marketing expenses. The Company has taken steps to limit growth in its operating expenses and align those expenses with current revenue levels, including a reduction in employee headcount in May, 2007 as described in Note 10 in this Form 10-Q.
Research and Development Expenses
     Research and development expenses increased by $1.0 million, or 22.8%, in first quarter 2007 compared to first quarter 2006. The increase is a result of higher utilization and higher costs of outsourced research and development and related services in 2007 and to the undertaking of fewer projects that qualify for research and development cost capitalization than in 2006. As a percentage of revenue, research and development expenses were 18.8% in the first quarter of 2007 compared to 15.5% in the first quarter of 2006.
Sales and Marketing Expenses
     Sales and marketing expenses increased by $0.3 million, or 8.0%, in the first quarter of 2007 compared to the first quarter of 2006. The increase is the result of higher sales commissions in first quarter 2007 compared to first quarter 2006, resulting primarily from differences in timing of customer bookings, revenue recognition, and cash collection between the two periods. As a percentage of revenue, sales and marketing expenses were 16.1% in the first quarter of 2007 compared to 15.1% in the first quarter of 2006.
General and Administrative Expenses
     General and administrative expenses decreased by $0.5 million, or 12.9%, in the first quarter of 2007 compared to the first quarter of 2006. Beginning in the first quarter of 2006, a portion of support services personnel hired to perform the anticipated higher level of 2006 support activities were temporarily engaged in activities of an administrative nature, and accordingly their cost was charged to general and administrative expense. Over the course of 2006, these personnel became fully engaged in support services activities, which lowered reported general and administrative expenses and increased support services cost of sales. These personnel no longer perform administrative duties. In addition, the Company’s management incentive bonus expense was less in the first quarter of 2007 compared to the first quarter of 2006. This decline in general and administrative expenses was partially offset by the continued high level of professional and other fees required to support the various compliance activities required of a publicly held company, including compliance with the Sarbanes-Oxley Act of 2002. As a percentage of revenue, general and administrative expenses were 13.3% in the first quarter of 2007 compared to 15.4% in the first quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Summary
     The Company’s cash and cash equivalents at March 31, 2007 totaled $18.0 million, a decline of approximately $5.0 million since December 31, 2006. This decline is primarily the result of funding of the Company’s net loss for the first quarter, but also includes the effects of investment in property, plant, and equipment of $1.0 million and the payment of scheduled debt installments of $0.6 million. Also contributing to the decline in cash in first quarter 2007 were a decline in accounts payable and accrued liabilities of $3.4 million reflecting the traditionally lower activity levels of first quarter compared to fourth quarter, offset by a decline in accounts receivable of $2.5 million and a decline in inventories of $1.3 million, both reflecting lower first quarter sales. Total debt remained minimal at $0.4 million, and the Company has not drawn on its $10 million line of credit arrangement with a bank. The Company believes that its existing cash balances, together with its future cash flows and the availability of funding under its line of credit, if necessary, will be sufficient to fund its operations for the next 12 months.
Cash Used In Operating Activities
     Net cash used in operations for the three months ended March 31, 2007 was $4.0 million, versus a net usage of cash from operations in the three months ended March 31, 2006 of $4.4 million. The net use of cash in the first quarter of 2007 is essentially the result of the Company’s net loss for the period, but also includes settlement of the higher current liability levels of fourth quarter 2006 that resulted from higher activity levels in that period, and lower revenues in first quarter 2007.
     The net use of cash of $4.4 million in the three months ended March 31, 2006 was the result primarily of that period’s net loss of $7.0 million, but also included the effects of an inventory increase of $1.7 million and an accounts payable and accrued liability decline of $1.1 million, both due to timing of purchases and payments.
     Cash from operating activities in a given period is most affected by the Company’s net income or loss for the period, by the timing of billings to customers versus the timing of revenue recognition, and by the timing of receipt and delivery of sales orders, which can temporarily affect the levels of inventory and accounts payable. In addition, the seasonality of the Company’s business wherein activity levels are much higher in fourth quarter than in first quarter can have a pronounced effect on the Company’s cash flow.
Cash From Investing Activities
     Net cash used in investing activities was $1.1 million in the three months ended March 31, 2007 versus a net provision of cash by investing activities of $3.7 million in the same prior year period. The first quarter 2007 use of cash consisted of additions to property, plant and equipment, primarily computer equipment, while the first quarter 2006 provision of cash by investing activities consisted of the maturity of marketable securities of $5.0 million, the proceeds of which were used to finance operations, offset by property, plant and equipment additions of $1.4 million, primarily for equipment used in research and development and the equipping of new employees.
     The Company expects that purchases of property and equipment for internal use and for use at customer sites will continue as its customer base and its research and development activities continue to grow.

Cash From Financing Activities
     Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2007 compared to a net provision of cash by financing activities of $0.8 million in first quarter 2006. First quarter 2007 activity included payments of scheduled debt of $0.6 million, offset by $0.3 million in proceeds from exercises of employee stock options. In the first quarter of 2006, scheduled debt payments were $0.7 million, and proceeds from stock option exercises were $1.5 million.
Contractual Cash Obligations
     As of March 31, 2007 the Company had total obligations for the payment of cash of approximately $6.5 million, consisting of $0.4 million in debt and capital lease obligations and $6.1 million in operating lease commitments, primarily of office space. Under their present terms, these obligations come due in the amounts of approximately $1.9 million in less than one year, $3.1 million in one to three years, and $1.5 million in three years and beyond.
Available Credit
     In April of 2006, the Company entered into a new agreement with a bank that provides available credit of $10.0 million at the bank’s prime interest rate. The agreement is for a term of two years, at the end of which all amounts become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At March 31, 2007 there were no amounts outstanding under the agreement.
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
     Excess funds of the Company are invested in short-term, interest-bearing, investment-grade securities. The value of these securities is subject to interest rate risk and could decline in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at March 31, 2007.
     The primary objective of the Company’s investing activity is to preserve principal while maximizing income without significantly increasing risk. Cash is invested principally in U.S. marketable debt securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government agency notes. By policy, the amount of credit exposure to any single institution is limited. These investments generally are not collateralized and mature in one year. To minimize the exposure to changes in interest rates, the Company schedules its investments to mature in line with expected cash needs, thus reducing the potential of selling investments prior to their maturity. The Company believes it has minimal exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and W. Randall Pittman, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering, the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through March 31, 2007, the Company has used approximately $11.5 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.0 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Emageon Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 10, 2007.

EMAGEON INC.
By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chairman, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ W. Randall Pittman
W. Randall Pittman
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)