Form 10-Q
period 2007-06-30
EMAGEON INC
filed 2007-08-09
CIK 1121439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-51149
EMAGEON INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1240138

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1200 Corporate Drive, Suite 200
Birmingham, Alabama	35242

(Address of principal executive offices)	(Zip Code)
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
☐     Yes     ☑     No.
     Common stock, par value $0.001 per share: 21,332,583 shares outstanding as of July 27, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,897	$23,008
Trade accounts receivable, net of allowances of $270 at June 30, 2007 and $277 at December 31, 2006	20,916	26,706
Inventories	6,452	8,579
Prepaid expenses and other current assets	5,787	4,459

Total current assets	54,052	62,752
PROPERTY AND EQUIPMENT, net	16,568	18,362
OTHER NONCURRENT ASSETS	1,376	1,808
INTANGIBLE ASSETS, net	28,972	30,090

TOTAL ASSETS	$100,968	$113,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,359	$9,738
Accrued payroll and related costs	1,802	3,770
Deferred revenue	17,136	23,953
Other accrued expenses	2,411	2,946
Current portion of long-term debt and capital lease obligations	100	953

Total current liabilities	28,808	41,360
LONG-TERM DEFERRED REVENUE	6,413	5,851
OTHER LONG-TERM LIABILITIES	632	686
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	64	8

TOTAL LIABILITIES	35,917	47,905

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 165,050 shares authorized; 21,508 shares and 21,434 shares issued, and 21,332 shares and 21,258 shares outstanding at June 30, 2007 and December 31, 2006, respectively	22	21
Additional paid-in capital	124,349	122,538
Accumulated other comprehensive income	517	262
Deficit	(59,562)	(57,439)

	65,326	65,382
Treasury stock, 176 shares, at cost	(275)	(275)

Total stockholders’ equity	65,051	65,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,968	$113,012

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
System sales	$11,235	$17,601	$24,903	$34,870
Support services	14,341	12,415	28,023	22,147

Total revenue	25,576	30,016	52,926	57,017

COST OF REVENUE:
System sales	6,310	9,977	15,032	23,261
Support services	6,894	6,495	14,054	12,752

Total cost of revenue	13,204	16,472	29,086	36,013

GROSS PROFIT	12,372	13,544	23,840	21,004
OPERATING EXPENSES:
Research and development	4,668	3,978	9,807	8,162
Sales and marketing	4,500	4,524	8,892	8,591
General and administrative	2,796	4,013	6,419	8,173
Amortization of intangible assets related to Camtronics acquisition	345	885	690	1,770
Integration costs related to Camtronics acquisition	—	1,077	—	2,281
Restructuring charge	578	—	578	—

Total operating expenses	12,887	14,477	26,386	28,977

OPERATING LOSS	(515)	(933)	(2,546)	(7,973)
INTEREST INCOME	250	160	479	316
INTEREST EXPENSE	(23)	(84)	(56)	(193)

NET LOSS	$(288)	$(857)	$(2,123)	$(7,850)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.10)	$(0.38)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	21,315	20,866	21,294	20,725

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(2,123)	$(7,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,281	3,584
Amortization of intangible assets	1,482	2,510
Stock-based compensation expense	1,340	1,366
Loss on disposal of fixed assets	213	5
Changes in operating assets and liabilities, net	(4,491)	(2,301)

Net cash used in operations	(298)	(2,686)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,631)	(3,507)
Maturities of marketable securities	—	5,000
Capitalized software development costs	(120)	(426)
Other investing activities	(125)	65

Net cash (used in) provided by investing activities	(1,876)	1,132

FINANCING ACTIVITIES
Proceeds of issuance of common stock, net of issue costs	472	2,127
Payment of debt and capital lease obligations	(866)	(1,394)
Decrease in restricted cash	446	—

Net cash provided by financing activities	52	733

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11	2

NET DECREASE IN CASH	(2,111)	(819)
CASH at beginning of period	23,008	15,520

CASH at end of period	$20,897	$14,701

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
In 2007, the Company revised its presentation of accounts receivable and deferred revenue. Previously, accounts receivable and deferred revenue relating to advance customer billings for services were recorded on a gross basis. The effect of this revision reduced both accounts receivable and deferred revenue by $896 at December 31, 2006. The revision had no effect on the Company’s results of operations.
Operating results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the six months ended June 30, 2007 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 or in the Company’s method of application of these critical accounting policies.
All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.
NOTE 2. RESTRUCTURING CHARGE AND EXIT LIABILITY
In May 2007, the Company acted to align its operating expenses with the current level of revenue by reducing its workforce through elimination of certain existing positions and normal attrition. In connection with that action, the Company eliminated thirty positions, primarily in the customer service and engineering areas. The cost of those position eliminations of $578, consisting primarily of employee severance pay and related benefits, is included in the Company’s statement of operations for the three months ended June 30, 2007. At June 30, 2007, $78 of this charge remained as an accrued expense in the balance sheet. This remaining liability was settled during July 2007, and the Company does not expect to incur further costs related to this reduction in workforce.
During third quarter 2006 the Company, as part of the integration of Camtronics into the operations of the Company (see Note 3), vacated a leased facility and combined the operations formerly at that facility with those at a location acquired in the Camtronics acquisition. In connection with that action, the Company identified and recorded a future net negative cash flow of $1.2 million expected to arise from the continuing lease obligation, which extends through January, 2013, and related expenses. The charge was included in the 2006 statement of operations as Integration Costs Related to Camtronics Acquisition and in current and long-term accrued expenses in the balance sheet. Activity with respect to that liability for the three and six month periods ended June 30, 2007 follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Beginning liability balance	$968	$1,057
Lease payments	(87)	(174)
Payment of related expenses	(29)	(31)

Ending liability balance	$852	$852

The Company does not expect to incur further expenses related to this vacated facility.
NOTE 3 . ACQUISITIONS AND INTANGIBLE ASSETS
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
Summarized below are the Company’s intangible assets, which include those arising from the acquisition of Camtronics and other businesses and the capitalized portion of costs of internally developed software. These assets are amortized on a straight-line basis over lives ranging from one to six years, with the exception of goodwill, which is not amortized but is tested for impairment at least annually or as circumstances arise that may indicate impairment.

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Total	Net Carrying	Carrying	Total	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$5,240	$3,999	$1,241	$5,240	$3,404	$1,836
Customer relationships	8,010	2,302	5,708	10,028	3,629	6,399
Trade names	—	—	—	501	501	—
Software development costs	1,570	1,001	569	1,451	806	645
Goodwill	21,454	—	21,454	21,210	—	21,210

Total	$36,274	$7,302	$28,972	$38,430	$8,340	$30,090

Weighted average amortization periods are 4.6 years for acquired technology, 5.8 years for customer relationships, and 1.3 years for software development costs.
Amortization expense was $4,969 for the year ended December 31, 2006 and $1,482 for the six months ended June 30, 2007. Estimated amortization expense for the remainder of 2007 and beyond is as follows:

Remainder of 2007	$1,514
2008	2,368
2009	1,381
2010	1,335
2011 and thereafter	920

Total	$7,518

NOTE 4. INVENTORIES
Inventories consist of the following:

	June 30, 2007	December 31, 2006
Third-party components	$3,255	$2,716
Work-in-process	474	336
Completed systems	2,723	5,527

Total	$6,452	$8,579

Inventories include the costs of materials, labor, and overhead. The costs of purchased third-party hardware and software associated with customer sales contracts are included as inventory in the consolidated balance sheet and charged to system sales cost of revenue in the statement of operations when customer acceptance has been received and all other revenue recognition criteria have been met.
NOTE 5. SUPPLEMENTARY CASH FLOW INFORMATION
Changes in operating assets and liabilities of the Company in reconciling net loss to net cash provided by or used in operations are as follows:

	Six Months Ended June 30,
	2007	2006
(Increase) decrease in:
Trade accounts receivable, net	$5,790	$609
Inventories, net	2,127	(3,747)
Prepaid expenses and other current assets	(1,328)	(829)
Other noncurrent assets	111	(129)
Increase (decrease) in:
Accounts payable	(2,379)	(3,492)
Accrued payroll and related costs	(1,968)	(882)
Other accrued expenses	(589)	2,732
Deferred revenue	(6,255)	3,437

Net changes in operating assets and liabilities	$(4,491)	$(2,301)

There were no significant non-cash investing and financing transactions in the six month periods ended June 30, 2007 and 2006.
NOTE 6. COMPUTATION OF NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents consist of common stock warrants, restricted stock awards, and stock options granted to employees and directors. All common stock equivalents, consisting of 2,137 shares as of June 30, 2007 (2,167 shares as of June 30, 2006) were excluded from the computation for these net loss periods because their inclusion would have been anti-dilutive.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock options that were granted with an exercise price that was at or above fair market value of the Company’s common stock on the date of grant.
The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected volatility	50.0%	70.9%	50.0%	70.9%
Risk-free interest rate	4.80%	4.87%	4.65%	4.87%
Expected life of options, in years	5.0	5.0	5.0	5.0
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the volatility of the Company’s stock price.
The change made in the Company’s assumption for stock price volatility from 70.9% in 2006 to 50.0% in 2007 did not materially affect results of operations for the three month or six month period ending June 30, 2007.
The following table presents activity in the Company’s stock option and restricted stock unit plans for the periods shown (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options:
Grants, in shares	53	470	350	470
Weighted average grant date fair value, per share	$3.89	$10.14	$5.78	$10.14
Exercises, in shares	34	126	74	459
Proceeds of exercises	$191	$609	$472	$2,087

Restricted stock units:
Grants, in shares	—	64	61	78
Weighted average grant date fair value, per share	—	$16.56	$12.46	$16.38
Shares vested in the period	8	6	15	8

Stock-based compensation expense recognized in the statement of operations for the three months ended June 30, 2007 was $673 ($791 for the three months ended June 30, 2006), and was $1,340 for the six months ended June 30, 2007 ($1,366 for the six months ended June 30, 2006). At June 30, 2007 there was $6,838 of unrecognized compensation cost related to stock-based payments. The Company expects this compensation cost to be recognized over a weighted-average period of 2.88 years.

NOTE 8. COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to foreign currency translation adjustments. Comprehensive loss for the three months ended June 30, 2007 was $62 ($529 for the three months ended June 30, 2006), and for the six months ended June 30, 2007 was $1,868 ($7,517 for the six months ended June 30, 2006). Net accumulated comprehensive income adjustments as of June 30, 2007 are $255.
NOTE 9. INCOME TAXES
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. FIN 48 requires recognition in the financial statements of only those tax positions determined to be more likely than not of being sustained upon examination based on the technical merits of the positions, and also provides guidance on derecognition, classification, interest and penalties, interim period accounting, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007.
The Company has not had taxable income since incorporation and therefore has not paid any income taxes or recognized any tax benefit or tax expense in its statements of operations. At January 1, 2007, the Company had net deferred tax assets of $21.8 million, the majority of which relates to the tax benefit of net operating loss carryforwards that will be realized only if the Company is profitable in future years. Because future profitability is uncertain, the Company has provided a valuation allowance against its net deferred tax assets, including its net operating loss carryforwards, in full. The valuation allowance will remain at the full amount until it is more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward periods, which extend from 2019 through 2026. Given its lack of historical taxable income and the full amount of the deferred tax asset valuation allowance, adoption of FIN 48 has had no effect on the Company’s statement of operations for the six months ended June 30, 2007 or on the balance of its accumulated deficit as of the January 1, 2007 date of adoption.
The Company files income tax returns in the United States and Canada federal jurisdictions and in various state jurisdictions. The Company’s federal income tax returns have never been examined, and all years since the Company’s incorporation in 1998 remain subject to federal and state tax examinations. The Company believes that any adjustments resulting from tax examinations would have an immaterial effect on its results of operations and financial position.
As of January 1, 2007, the gross amount of unrecognized tax benefits and the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s financial statement effective rate of tax were zero.
The Company has not recognized significant interest or penalties related to unrecognized tax benefits.
NOTE 10. WARRANTY OBLIGATION
The Company provides for the estimated costs of product warranties at the time revenue is recognized if the customer does not purchase a service contract. Its warranty obligations depend upon product failure rates and service delivery costs incurred to correct any product failures. The Company’s estimates of warranty obligation are based on specific warranty claims, historical data, and engineering estimates. If actual product failure rates or service delivery costs differ from estimates, the estimated warranty liability is revised.
The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products as long as the warranty remains in effect, and warrants that its services will be performed by qualified personnel in a manner consistent with normally accepted industry standards.
Activity in the Company’s warranty liability for the three and six month periods ended June 30, 2007 follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Beginning liability balance	$623	$700
Additions charged to expense	155	341
Deductions for claim resolution	(243)	(506)

Ending liability balance	$535	$535

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect the Company’s plans, beliefs, and current views with respect to, among other things, future events and financial performance. These statements are often identified by use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “intend”, “plan”, “estimate”, “anticipate”, and comparable words or the negative version of these and other words. Any forward-looking statement contained in this Form 10-Q is based upon the Company’s historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company or any other person that the future plans, estimates, or expectations contemplated by the Company will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause actual results to differ materially from those indicated in the statements. These factors include, but are not limited to, those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors”.
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
RESULTS SUMMARY
     Revenue for the three months ended June 30, 2007 (the Company’s second fiscal quarter of 2007) was $25.6 million, a 14.8% decrease from the second quarter of 2006. For the six months ended June 30, 2007, total revenue was $52.9 million, a 7.2% decrease from the comparable prior year period. The net loss for the second quarter was $0.3 million, or $0.01 per share, compared to a net loss of $0.9 million, or $0.04 per share, in the second quarter of 2006. For the six months ended June 30, 2007, the Company’s net loss was $2.1 million, or $0.10 per share, compared to a net loss of $7.9 million, or $0.38 per share, in the first half of 2006. The Company’s loss from operations in the second quarter of 2007 was improved over that of second quarter of 2006 by $0.4 million, and was improved for the six months ended June 30, 2007 by $5.4 million over the comparable prior year period. For both of these comparative periods, the revenue declines described above were offset by improved gross margins earned on revenue and by declines in operating expenses, including Camtronics integration charges incurred in 2006 only. Further details of the changes in revenue, gross margin, and operating expenses are included below.
     Included in the results of the Company for the three month and six month periods ended June 30, 2007 are the following:

1)	Second quarter non-cash expenses of $0.3 million, or $0.02 per share, in amortization of intangible assets acquired in the Camtronics acquisition, ($0.7 million, or $0.03 per share, for the six months ended June 30),

2)	Second quarter non-cash expenses of $0.7 million, or $0.03 per share, for stock-based compensation ($1.3 million, or $0.06 per share, for the six months ended June 30), and

3)	A restructuring charge of $0.6 million, or $0.03 per share, representing the severance and related costs of the Company’s workforce reduction in May 2007 in its effort to align operating expenses with the current level of revenue.
     Cash provided by operations in the second quarter of 2007 was $3.7 million and for the six months ended June 30, 2007 was a net usage in operations of $0.3 million. At June 30, 2007 the Company had approximately $20.9 million in cash and cash equivalents. In addition, in August 2007 the Company increased the credit available under its line of credit agreement with a bank from $10 million to $15 million.
Revenue and Gross Margin
     Revenue consists of system sales and support services revenue. System sales revenue is comprised of revenue from sales of the Company’s software and third-party components, consisting primarily of computer hardware. Costs of system sales revenue consist of purchases of hardware and software from third party vendors for use by customers, system integration costs, and the internal costs of the Company’s software licenses. Software development expenses are generally included in research and development expense in the Company’s statement of operations.
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
     The characteristics of individual system sales can vary significantly as to length of implementation time, total value of the sale, and gross margin earned. In addition, in any given period, the mix of system sales revenue to support services revenue and the mix of hardware and software comprising system sales revenue can produce significant variability in the levels of revenue and total gross margin reported.
     The following table sets forth comparative revenue and gross margin data for the three and six month periods ended June 30, 2007 and 2006.

	(In Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
System sales	$11,235	$17,601	$24,903	$34,870
Support services	14,341	12,415	28,023	22,147

Total	$25,576	$30,016	$52,926	$57,017
Cost of Revenue:
System sales	$6,310	$9,977	$15,032	$23,261
Support services	6,894	6,495	14,054	12,752

Total	$13,204	$16,472	$29,086	$36,013
Gross Profit:
System sales	$4,925	$7,624	$9,871	$11,609
Support services	7,447	5,920	13,969	9,395

Total	$12,372	$13,544	$23,840	$21,004

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross Margin:
System sales	43.8%	43.3%	39.6%	33.3%
Support services	51.9%	47.7%	49.8%	42.4%

Total	48.4%	45.1%	45.0%	36.8%

Summary
     Total revenue in second quarter 2007 was $25.6 million, a 14.8% decrease from second quarter 2006. For the six months ended June 30, 2007, total revenue was $52.9 million, a 7.2% decrease from the comparable prior year period. These declines in revenue reflect soft system sales bookings experienced by the Company in late fourth quarter 2006 and extending through first quarter 2007, as further explained below. Gross margin on total revenue improved by 3.3 percentage points for second quarter and by 8.2 percentage points for the six months ended June 30, 2007 compared to comparable prior year periods. The two components of the Company’s revenue and gross margin are discussed individually below in comparison to prior year periods.
     Sequentially, second quarter 2007 total revenues decreased by $1.8 million from the first quarter of 2007.
System Sales Revenue
     Second quarter 2007 system sales revenue declined by $6.4 million, or 36.2%, compared to the second quarter of 2006. For the six months ended June 30, 2007, system sales revenue was $24.9 million, or 28.6% less than first half 2006 system sales revenue. The most significant factors contributing to both the second quarter and year to date declines are an increasingly longer sales cycle in the Company’s primary radiology market, which is now largely a replacement market among the Company’s traditional larger-sized existing and potential customers, delays in the award of several specific sales contracts from not-for-profit hospitals and other customers, and lower than anticipated sales from the Company’s cross selling efforts with customers obtained through the Company’s acquisition of Camtronics Medical Systems in late 2005. Offsetting these factors was closure of one individually significant system software sale in second quarter 2007. Revenue from the Company’s cardiology products exhibited some strength in both the second quarter and year to date periods in 2007 compared to corresponding periods in 2006.
     Despite these declines, the Company continues to believe that prospective sales identified in its sales pipeline will restore revenue growth and that its cardiology customer cross selling efforts will be successful. In addition, in June 2007 the Company announced a plan to introduce its products to the medium-to-smaller-sized hospital market.
System Sales Gross Margin
     The Company’s system sales gross margin was 43.8% for second quarter 2007, relatively even with that of second quarter 2006, and approximately in line with expectations. In second quarter 2007, a higher mix of cardiology revenue to total system sales revenue and a lower volume of sales, both of which tend to lower system sales gross margin, were offset by the positive effects of higher software content in the systems sold.
     For the six months ended June 30, 2007, system sales gross margin was 39.6% compared to 33.3% for the same period in 2006. Current year to date gross margin was adversely affected by lower volume and by a higher mix of cardiology to total system sales revenue, as described above. First half 2006 system sales gross margin was adversely affected by first quarter 2006 system sales revenue characterized by a high hardware content in the systems sold.
     In general, the costs of third party hardware components tend to lower the Company’s system sales gross margin, and cardiology revenues typically bring lower system sales margins than do radiology revenues. The Company’s system sales gross margin may significantly fluctuate from period to period depending on the mix of revenue recognized in a given reporting period, hardware versus software content of sales recognized, and the timing of completion of installation and customer acceptance of larger dollar individual sales.
Support Services Revenue
     The Company’s support services revenue increased by $1.9 million, or 15.5%, in second quarter 2007 compared to the prior year period, and by $5.9 million, or 26.5%, for the six months ended June 30, 2007 compared to the same period in 2006. Support services revenue, which consists primarily of system installation services, customer training, professional services, and system maintenance services, are ancillary to the Company’s system sales revenues. Second quarter and year to date 2007 support services revenue was characterized by completion of several significant professional services orders. That, together with a higher number of customers in the installed base subscribing to the Company’s maintenance services, accounts for support services revenue growth in both second quarter and first half 2007. Sequentially, support services revenue was $0.7 million, or 4.8%, higher in second quarter 2007 than in first quarter 2007.
Support Services Gross Margin
     The Company’s support services gross margin was 51.9% in second quarter 2007, a 4.2 percentage point increase over the second quarter 2006 level, and was 49.8% for the six months ended June 30, 2007, a 7.4 percentage point increase over the comparable prior year period. The second quarter 2007 margin, which is slightly higher than its historical level, is the result of closure of several individually significant professional services orders in 2007. In addition, the Company’s workforce reduction and restructuring in May 2007 lowered the level of second quarter and year to date support services salaries and related benefits, improving its support services gross margin. The Company further believes that its support services gross margin is higher for both the second quarter 2007 and six months ended June 30, 2007 as the result of gradually increasing labor and other efficiencies in its installation, training, and maintenance activities as the cost of these services is spread over a larger installed base of customers.
     Going forward, the Company expects support services gross margin in the mid- to- high forty percent range assuming its installed base of customers continues to grow and its staff efficiencies continue, but also expects some timing-based variability in support services gross margin from period to period as the result of timing of closure of individual services contracts.
Research & Development, Sales & Marketing, and General & Administrative Expenses
     Total research and development, sales and marketing, and general and administrative expenses for the quarter ended June 30, 2007 were $12.0 million as compared to $12.5 million in the corresponding prior year quarter, a decrease of $0.5 million or 4.4%. This net decline was the result of a) an increase in research and development expenses due primarily to increased utilization and costs of outsourced services and b) a decrease in general and administrative expenses resulting from a decline in the administrative duties of support services personnel. As a percentage of revenue, these expenses were 46.8% in second quarter 2007 compared to 41.7% in second quarter 2006.
     For the six months ended June 30, 2007, total research and development, sales and marketing, and general and administrative expenses were flat with the prior year period at $25.1 million, the result primarily of significantly increased research and development expenses offset by a decline in general and administrative expenses, both as described above. As a percentage of revenue, these expenses were 47.5% in the six months ended June 30, 2007, compared to 43.7% in the comparable prior year period.
     The Company continues to try to identify opportunities to reduce or limit the growth of its operating expenses in an effort to better align these expenses with the expected level of revenue growth.

Research and Development Expenses
     Research and development expenses increased by $0.7 million, or 17.3%, in second quarter 2007 compared to second quarter 2006. The increase is primarily the result of higher utilization and higher costs of outsourced research and development and related services in 2007 and the undertaking of fewer projects qualifying for software development cost capitalization than in 2006. Offsetting these increases in 2007 are reduced salary and related costs resulting from the workforce reduction in May 2007. As a percentage of revenue, research and development expenses were 18.3% in second quarter 2007 compared to 13.2% in second quarter 2006.
     For the six months ended June 30, 2007, research and development expenses increased by $1.6 million, or 20.2%, over the prior year period for the same reasons such expenses increased for second quarter 2007. As a percentage of revenue, research and development expenses were 18.5% in the first half of 2007 compared to 14.3% in the first half of 2006.
Sales and Marketing Expenses
     Sales and marketing expenses in second quarter 2007 were flat with that of second quarter 2006 at $4.5 million. Of the primary items comprising sales and marketing expense, salaries and benefits, including sales commissions, were flat with the prior year period, as was travel and related expenses, while expenses related to exhibits and trade shows were down slightly. The level of commission expense recognized in a given period is affected by the timing of receipt of sales order bookings, revenue recognition, and payment from customers. As a percentage of revenue, sales and marketing expenses were 17.6% in second quarter 2007 compared to 15.1% in second quarter 2006.
     For the six months ended June 30, 2007, sales and marketing expenses increased by $0.3 million, or 3.5%, over the prior year period. Salaries and benefits were up slightly during the period due to the timing of earning of sales commissions, while both travel and exhibits and trade show expenses were flat with the prior year period. As a percentage of revenue, sales and marketing expenses were 16.8% in the first half of 2007 compared to 15.1% in the first half of 2006.
General and Administrative Expenses
     General and administrative expenses decreased by $1.2 million, or 30.3%, in second quarter 2007 compared to second quarter 2006. In 2006, a portion of support services personnel were temporarily engaged in activities of an administrative nature, and accordingly their cost was charged to general and administrative expense. These personnel no longer perform significant administrative duties and therefore these costs are no longer included in general and administrative expenses. In addition, the Company’s bad debts expense was less in second quarter 2007 than in second quarter 2006. As a percentage of revenue, general and administrative expenses were 10.9% in second quarter 2007 compared to 13.4% in second quarter 2006.
     For the six months ended June 30, 2007, general and administrative expenses decreased by $1.8 million, or 21.5%, over the prior year period. The decline in expenses related to the duties of customer support personnel and the decline in bad debts expense, both as explained above, are primarily responsible for the year to date decline in general and administrative expenses. Offsetting these expense declines was a continuing high level of expenses related to the Company’s compliance with portions of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, general and administrative expenses were 12.1% in the first half of 2007 compared to 14.3% in the first half of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Summary
     The Company’s cash and cash equivalents at June 30, 2007 totaled $20.9 million, a decline of approximately $2.1 million since December 31, 2006. This decline is primarily the result of funding of the Company’s net loss for the first half, but also includes the effects of investment in property, plant, and equipment of $1.6 million and the payment of scheduled debt installments of $0.9 million, offset by the proceeds of stock option exercises by employees of $0.5 million. Net positive cash provided by operating activities in the second quarter of 2007 was $3.7 million compared to a net use of cash in operations of $4.0 million in the first quarter of 2007. Total debt remained minimal, and the Company has not drawn on its line of credit arrangement, which was increased from $10 million to $15 million in credit availability in August 2007. The Company continues to believe that its existing cash balances, together with its future cash flows and the availability of funding under its line of credit, if necessary, will be sufficient to fund its operations for the next twelve months.
Cash Used In Operating Activities
     Net cash used in operations for the six months ended June 30, 2007 was $0.3 million compared to a net usage of cash of $2.7 million in the six months ended June 30, 2006. The net use of cash in first half 2007 is primarily the result of the Company’s net loss for the period, but also includes the negative effects of declines in accounts payable, accrued expenses, and deferred revenue (offset somewhat by decreases in accounts receivable and inventory), all the result of the lower level of sales order and operating activity in 2007 compared to 2006.
     The net use of cash of $2.7 million in the six months ended June 30, 2006 was the result primarily of that period’s net loss of $7.8 million, but also included the negative effects of an inventory increase of $3.7 million and a net accounts payable and accrued liability decline of $1.6 million, both due to timing of purchases and payments.
     Cash from operating activities in a given period is most affected by the Company’s net income or loss for the period, by the timing of billings to customers compared to the timing of revenue recognition, and by the timing of receipt and delivery of sales orders, which can temporarily affect the levels of inventory and accounts payable. The Company was cash flow positive from operations in the second quarter of 2007, but is closely monitoring its cash position in view of the first half 2007 decline in sales order activity.
Cash From Investing Activities
     Net cash used in investing activities was $1.9 million in the first half of 2007 compared to a net provision of cash from investing activities of $1.1 million in the comparable prior year period. The first half 2007 use of cash included $1.6 million in capital expenditures, primarily for computer equipment.
     The net provision of cash by investing activities of $1.1 million in the six months ended June 30, 2006 consisted of the maturity of $5.0 million of marketable securities, the proceeds of which were used to finance operating activities, and a use of cash of $3.5 million to purchase property and equipment items for internal use, primarily in research and development and to equip new employees.
     The Company expects that purchases of property and equipment for internal use and for use at customer sites will continue commensurate with growth in its customer base, employee headcount, and research and development activities.
Cash From Financing Activities
     Net cash provided by financing activities was $0.1 million in the six months ended June 30, 2007 compared to $0.7 million in the comparable prior year period. First half 2007 financing activities included payment of scheduled debt of $0.9 million, offset by proceeds of employees’ exercises of stock options of $0.5 million.
     The net provision of cash from financing activities of $0.7 million in the six months ended June 30, 2006 consisted of proceeds of $2.1 million on the exercise of stock options offset by regularly scheduled payments of outstanding debt of $1.4 million.
Contractual Cash Obligations
     As of June 30, 2007 the Company had total obligations for the payment of cash of approximately $5.9 million, consisting of $0.2 million in debt and capital lease obligations and $5.7 million in operating lease commitments, primarily of office space. Under their present terms, these obligations come due in the amounts of approximately $1.6 million in less than one year, $2.9 million in one to three years, and $1.4 million in three years and beyond.

Available Credit
     In August 2007, the Company amended its existing credit agreement with a bank to increase the amount of credit available to $15 million. Credit available under the agreement had previously been $10 million. Interest on any borrowings under the agreement is at the bank’s prime rate. The agreement is for a term of two years, at the end of which all amounts become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At June 30, 2007 there were no amounts outstanding under the agreement.
     The Company believes that existing cash, together with its future cash flows and amounts available under its credit agreement, if necessary, will be sufficient to execute its business plan for the next twelve months. However, any projections of cash flow are subject to uncertainties, including the Company’s rate of revenue growth, the expansion of its sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, continuing market acceptance of the Company’s products, costs and risks associated with the integration of acquired businesses, and the Company’s ability to manage its growth. In addition, although not currently a party to any letter of intent or binding agreement, the Company may also invest in or acquire complementary businesses, services, or technologies, which could require that funding be obtained through additional equity or debt financing. It is possible that additional financing for any of these purposes could be required, and that additional funds may not be available on favorable terms or at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The debt instruments of the Company do not expose the Company to material market risks relating to changes in interest rates.
     Excess funds of the Company are invested in short-term, interest-bearing, investment-grade securities. The value of these securities is subject to interest rate risk and could decline in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at June 30, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and W. Randall Pittman, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through June 30, 2007, the Company has used approximately $12.2 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.0 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company’s annual meeting of stockholders was held May 24, 2007. The results of that meeting follow.
1)	Two directors were elected to the Board of Directors to serve for a three year term expiring at the annual meeting in 2010 or until their successors have been duly elected and qualified. Both nominees were serving as directors of the Company at the time of their nomination for the current term. The terms of office of six other directors continued after the meeting.

	Votes For	Votes Withheld
Mylle H. Mangum	17,327,152	1,432,627
Hugh H. Williamson, III	17,345,114	1,414,665

Directors whose terms of office continued after the meeting:

Terms Expiring In 2008
Arthur P. Beattie
Fred C. Goad
Charles A. Jett, Jr.

Terms Expiring In 2009
Roddy J.H. Clark
Douglas D. French
John W. Thompson

2)	The ratification of the appointment of Ernst&Young LLP as the Company’s independent registered public accountants for the year ending December 31, 2007 was approved as follows:

Votes for—18,603,833

Votes against—138,740

Abstentions—17,206
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Emageon Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 8, 2007.

EMAGEON INC.
By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chairman, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ W. Randall Pittman
W. Randall Pittman
Chief Financial Officer and Treasurer (Principal Financial Officer)