Form 10-Q
period 2007-09-30
EMAGEON INC
filed 2007-11-08
CIK 1121439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-51149
EMAGEON INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1240138

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1200 Corporate Drive, Suite 200
Birmingham, Alabama	35242

(Address of principal executive offices)	(Zip Code)
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
     ☐Yes       ☑ No
     Common stock, par value $0.001 per share: 21,400,734 shares outstanding as of October 25, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,830	$23,008
Trade accounts receivable, net of allowances of $270 at September 30, 2007 and $277 at December 31, 2006	21,325	26,706
Inventories	7,210	8,579
Prepaid expenses and other current assets	5,311	4,459

Total current assets	51,676	62,752
PROPERTY AND EQUIPMENT, net	15,581	18,362
RESTRICTED CASH	1,000	445
OTHER NONCURRENT ASSETS	1,299	1,363
INTANGIBLE ASSETS, net	28,344	30,090

TOTAL ASSETS	$97,900	$113,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,006	$9,738
Accrued payroll and related costs	1,720	3,770
Deferred revenue	16,910	23,953
Other accrued expenses	2,257	2,946
Current portion of long-term debt and capital lease obligations	56	953

Total current liabilities	29,949	41,360
LONG-TERM DEFERRED REVENUE	5,634	5,851
OTHER LONG-TERM LIABILITIES	477	686
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	63	8

TOTAL LIABILITIES	36,123	47,905

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 165,050 shares authorized; 21,574 shares and 21,458 shares issued, and 21,398 shares and 21,282 shares outstanding at September 30, 2007 and December 31, 2006, respectively	22	21
Additional paid-in capital	125,162	122,538
Accumulated other comprehensive income	710	262
Deficit	(63,842)	(57,439)

	62,052	65,382
Treasury stock, 176 shares, at cost	(275)	(275)

Total stockholders’ equity	61,777	65,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,900	$113,012

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
System sales	$10,706	$19,370	$35,609	$54,240
Support services	12,022	13,641	40,045	35,788

Total revenue	22,728	33,011	75,654	90,028

COST OF REVENUE:
System sales	6,327	10,712	21,359	33,973
Support services	7,311	6,187	21,365	18,939

Total cost of revenue	13,638	16,899	42,724	52,912

GROSS PROFIT	9,090	16,112	32,930	37,116
OPERATING EXPENSES:
Research and development	5,567	4,601	15,374	12,763
Sales and marketing	4,121	4,435	13,013	13,026
General and administrative	3,549	4,495	9,968	12,668
Amortization of intangible assets related to Camtronics acquisition	346	885	1,036	2,655
Integration costs related to Camtronics acquisition	—	2,062	—	4,343
Restructuring charge	—	—	578	—

Total operating expenses	13,583	16,478	39,969	45,455

OPERATING LOSS	(4,493)	(366)	(7,039)	(8,339)
INTEREST INCOME	232	157	711	473
INTEREST EXPENSE	(19)	(64)	(75)	(257)

NET LOSS	$(4,280)	$(273)	$(6,403)	$(8,123)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.20)	$(0.01)	$(0.30)	$(0.39)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	21,382	21,013	21,342	20,822

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(6,403)	$(8,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,747	5,320
Amortization of intangible assets	2,290	3,677
Stock-based compensation expense	2,091	2,348
Loss on disposal of fixed assets	328	411
Changes in operating assets and liabilities, net	(4,853)	(6,389)

Net cash used in operations	(1,800)	(2,756)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,225)	(4,330)
Maturities of marketable securities	—	5,000
Capitalized software development costs	(112)	(551)
Other investing activities	(125)	55

Net cash (used in) provided by investing activities	(2,462)	174

FINANCING ACTIVITIES
Proceeds of issuance of common stock, net of issue costs	534	2,906
Payment of debt and capital lease obligations	(911)	(2,083)
Increase in restricted cash	(555)	—

Net cash (used in) provided by financing activities	(932)	823

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	1

NET DECREASE IN CASH	(5,178)	(1,758)
CASH at beginning of period	23,008	15,520

CASH at end of period	$17,830	$13,762

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Emageon Inc.(“Emageon,” or the “Company”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Operating results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the nine months ended September 30, 2007 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 or in the Company’s method of application of these critical accounting policies.
All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.
NOTE 2. RESTRUCTURING CHARGE AND EXIT LIABILITY
In May 2007, the Company aligned its operating expenses with the current level of revenue by reducing its workforce through elimination of existing positions and normal attrition. In connection with that action, the Company eliminated thirty positions, primarily in the customer service and product management areas. The cost of those position eliminations of $578, consisting primarily of employee severance pay and related benefits, was included in the Company’s statement of operations for the three months ended June 30, 2007. This remaining liability was settled during July, 2007, and the Company does not expect to incur further costs related to its May 2007 reduction in workforce.
During the third quarter of 2006 the Company, as part of the integration of Camtronics Medical Systems Ltd. (“Camtronics”) into the operations of the Company (see Note 3), vacated a leased facility and combined the operations formerly conducted at that facility with those at a location acquired in the Camtronics acquisition. In connection with that action, the Company identified and recorded a liability of $1,200 arising from the continuing lease obligation, which extends through January, 2013, and related expenses. The charge was included in the 2006 statement of operations as a component of “Integration Costs Related To Camtronics Acquisition” and in current and long-term accrued expenses in the balance sheet. Activity with respect to that liability for the three and nine month periods ended September 30, 2007 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Beginning liability balance	$852	$1,057
Lease payments	(76)	(251)
Reduction in estimated liability	(116)	(116)
Payment of related expenses, net	(6)	(36)

Ending liability balance	$654	$654

     The Company does not expect to incur further expenses related to these integration activities. The reduction in estimated liability was made as a result of the Company's entering into an agreement with a sublessor earlier than anticipated.
NOTE 3 . ACQUISITIONS AND INTANGIBLE ASSETS
On November 1, 2005 the Company acquired all of the outstanding capital stock of Camtronics, a developer and manufacturer of cardiology image and information management systems, for a cash purchase price, including acquisition expenses and net of cash acquired, of $40,359. The results of operations of Camtronics have been included in the Company’s statement of operations since the acquisition date.
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
Summarized below are the Company’s intangible assets, which include those arising from the acquisition of Camtronics and other businesses and the capitalized portion of costs of internally developed software. These assets are amortized on a straight-line basis over lives ranging from one to six years, with the exception of goodwill, which is not amortized but is tested for impairment at least annually or as circumstances arise that may indicate impairment. The Company tested each of its intangible assets for impairment as of September 30, 2007 and found that no such impairment had occurred.

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Total	Carrying	Carrying	Total	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$5,240	$4,296	$944	$5,240	$3,404	$1,836
Customer relationships	8,010	2,648	5,362	10,028	3,629	6,399
Trade names	—	—	—	501	501	—
Software development costs	1,562	1,166	396	1,451	806	645
Goodwill	21,642	—	21,642	21,210	—	21,210

Total	$36,454	$8,110	$28,344	$38,430	$8,340	$30,090

Weighted average amortization periods are 4.6 years for acquired technology, 5.8 years for customer relationships, and 1.3 years for software development costs.
Amortization expense was $4,969 for the year ended December 31, 2006 and $2,290 for the nine months ended September 30, 2007. Estimated amortization expense for the remainder of 2007 and beyond is as follows:

Remainder of 2007	$722
2008	2,345
2009	1,381
2010	1,335
2011 and thereafter	919

Total	$6,702

NOTE 4. INVENTORIES
Inventories consist of the following:

	September 30, 2007	December 31, 2006
Third-party components	$2,971	$2,716
Work-in-process	401	336
Completed systems	3,838	5,527

Total	$7,210	$8,579

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

NOTE 5. SUPPLEMENTARY CASH FLOW INFORMATION
Changes in the operating assets and liabilities of the Company in reconciling net loss to net cash provided by or used in operations are as follows:

	Nine Months Ended September 30,
	2007	2006
(Increase) decrease in:
Trade accounts receivable, net	$5,381	$(533)
Inventories, net	1,369	(1,844)
Prepaid expenses and other current assets	(852)	(722)
Other noncurrent assets	189	(228)
Increase (decrease) in:
Accounts payable	(732)	(3,911)
Accrued payroll and related costs	(2,050)	(657)
Other accrued expenses	(898)	333
Deferred revenue	(7,260)	1,173

Net changes in operating assets and liabilities	$(4,853)	$(6,389)

There were no significant non-cash investing and financing transactions in the nine month periods ended September 30, 2007 and 2006.
NOTE 6. COMPUTATION OF NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents consist of common stock warrants, restricted stock awards, and stock options granted to employees and directors. All share equivalents, consisting of 2,366 shares as of September 30, 2007 (1,931 shares as of September 30, 2006) were excluded from the computation for these net loss periods because their inclusion would have been anti-dilutive.
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
The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the three month and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected volatility	50.0%	70.9%	50.0%	70.9%
Risk-free interest rate	4.59%	5.02%	4.62%	4.87%
Expected life of options, in years	5.0	5.0	5.0	5.0
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the volatility of the Company’s stock price.
The change made in the Company’s assumption for stock price volatility from 70.9% in 2006 to 50.0% in 2007 did not materially affect results of operations for the three month or nine month periods ended September 30, 2007.
The following table presents activity in the Company’s stock option and restricted stock unit plans for the periods shown (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options:
Grants, in shares	325	31	675	501
Weighted average grant date fair value, per share	$4.48	$9.38	$5.16	$10.09
Exercises, in shares	19	154	93	613
Proceeds of exercises	$68	$782	$534	$2,906

Restricted stock units:
Grants, in shares	4	5	65	83
Weighted average grant date fair value, per share	$9.19	$15.05	$12.27	$16.30
Shares vested in the period	8	8	23	16
Stock-based compensation expense recognized in the statement of operations for the three months ended September 30, 2007 was $751 ($982 for the three months ended September 30, 2006), and was $2,091 for the nine months ended September 30, 2007 ($2,348 for the nine months ended September 30, 2006). At September 30, 2007 there was $7,300 of unrecognized compensation cost related to stock-based payments. The Company expects this compensation cost to be recognized over a weighted-average period of 2.91 years.

NOTE 8. COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to foreign currency translation adjustments. Comprehensive loss for the three months ended September 30, 2007 was $4,087 ($274 for the three months ended September 30, 2006), and for the nine months ended September 30, 2007 was $5,955 ($7,792 for the nine months ended September 30, 2006). Net accumulated other comprehensive income adjustments as of September 30, 2007 were $710.
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
The Company has not had taxable income since incorporation and therefore has not paid any income taxes or recognized any tax benefit or tax expense in its statements of operations. At January 1, 2007, the Company had net deferred tax assets of $21.8 million, the majority of which relates to the tax benefit of net operating loss carryforwards that will be realized only if the Company is profitable in future years. Because future profitability is uncertain, the Company has provided a valuation allowance against its net deferred tax assets, including its net operating loss carryforwards, in full. The valuation allowance will remain at the full amount until it is more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward periods, which extend from 2019 through 2026. Given its lack of historical taxable income and the full amount of the deferred tax asset valuation allowance, adoption of FIN 48 has had no effect on the Company’s statement of operations for the nine months ended September 30, 2007 or on the balance of its accumulated deficit as of the January 1, 2007 date of adoption.
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
As of January 1, 2007, the gross amount of unrecognized tax benefits and the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s financial statement effective rate of tax, were zero.
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
Activity in the Company’s warranty liability for the three and nine month periods ended September 30, 2007 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Beginning liability balance	$535	$700
Additions charged to expense	82	423
Deductions for claim resolution	(155)	(661)

Ending liability balance	$462	$462

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
RESULTS SUMMARY
     The medical imaging industry and the Company’s 2007 revenues have been adversely affected by slower market demand for medical imaging software, hardware, and support services relative to prior periods. In addition, the Company’s primary radiology market has become largely a replacement market with longer sales cycles. Revenue for the three months ended September 30, 2007 (the Company’s third fiscal quarter of 2007) was $22.7 million, a 31.2% decrease from the third quarter of 2006. For the nine months ended September 30, 2007, total revenue was $75.7 million, a 16.0% decrease from the comparable prior year period. The net loss for the third quarter of 2007 was $4.3 million, or $0.20 per share, compared to a net loss of $0.3 million, or $0.01 per share, in the third quarter of 2006. For the nine months ended September 30, 2007, the Company’s net loss was $6.4 million, or $0.30 per share, compared to a net loss of $8.1 million, or $0.39 per share, in the first nine months of 2006.
     The Company’s third quarter operating loss increased from $0.4 million in 2006 to $4.5 million in 2007, the result primarily of the negative effects of a $10.3 million decline in revenue and an 8.8 percentage point decline in gross margin, offset by a decline in sales and marketing and general and administrative expenses and by the elimination of expenses incurred in the integration of Camtronics into the operations of the Company. Excluding the nonrecurring expenses of that integration included in third quarter 2006 operations, the Company’s operating loss increased by $6.2 million in third quarter 2007 compared to third quarter 2006.
     The Company’s operating loss for the nine months ended September 30, 2007 improved from $8.3 million in 2006 to $7.0 million in 2007, the result primarily of a gross margin improvement of 2.3 percentage points and the elimination of expenses incurred in the integration of Camtronics into the operations of the Company, offset by a decline in revenue in the period of $14.4 million. Excluding the effects of nonrecurring expenses of that integration included in 2006 results of operations, and excluding the Company’s second quarter 2007 restructuring charge for employee terminations, the Company’s operating loss increased by $2.5 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     Net cash used in operations in the third quarter of 2007 was $1.5 million, and for the nine months ended September 30, 2007 was $1.8 million. At September 30, 2007 the Company had approximately $17.8 million in unrestricted cash and cash equivalents, a decline of $5.2 million from the December 31, 2006 level.
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
     The following table sets forth comparative revenue and gross margin data for the three and nine month periods ended September 30, 2007 and 2006.

	(In Thousands)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Revenue:
System sales	$10,706	$19,370	$35,609	$54,240
Support services	12,022	13,641	40,045	35,788

Total	$22,728	$33,011	$75,654	$90,028
Cost of Revenue:
System sales	$6,327	$10,712	$21,359	$33,973
Support services	7,311	6,187	21,365	18,939

Total	$13,638	$16,899	$42,724	$52,912
Gross Profit:
System sales	$4,379	$8,658	$14,250	$20,267
Support services	4,711	7,454	18,680	16,849

Total	$9,090	$16,112	$32,930	$37,116
Gross Margin:
System sales	40.9%	44.7%	40.0%	37.4%
Support services	39.2%	54.6%	46.6%	47.1%

Total	40.0%	48.8%	43.5%	41.2%
Summary
     Total revenue in third quarter 2007 was $22.7 million, a 31.2% decrease from third quarter 2006. For the nine months ended September 30, 2007, total revenue was $75.7 million, a 16.0% decrease from the comparable prior year period. These declines in revenue reflect soft system sales bookings experienced by the Company and in the industry in general, beginning in late fourth quarter 2006 and extending through 2007. Third quarter 2007 gross margin on total revenue declined compared to the prior year period by 8.8 percentage points, and improved by 2.3 percentage points in the nine months ended September 30, 2007 compared to the prior year period. The two components of the Company’s revenue and gross margin are discussed individually below in comparison to the prior year periods.
     Sequentially, third quarter 2007 total revenues decreased by $2.8 million from the second quarter of 2007.

System Sales Revenue
     Third quarter 2007 system sales revenue declined by $8.7 million, or 44.7%, compared to the third quarter of 2006. For the nine months ended September 30, 2007, system sales revenue was $35.6 million, or 34.3% less than in the first nine months of 2006. The most significant factors contributing to both the third quarter and year to date declines in revenue are general weakness in demand across the Company’s primary markets, an increasingly longer sales cycle in the Company’s primary radiology market, which is now largely a replacement market among the Company’s traditional larger-sized existing and potential customers, and delays in the award of several specific sales contracts from customers.
     Third quarter 2007 system sales revenue includes approximately $1.2 million of software revenue resulting from an amendment to an existing customer agreement executed in third quarter 2007. This revenue, which had previously been deferred by the Company, related to completed implementations of the Company’s systems at several of that customer’s sites. The original customer agreement included a refund clause that resulted in a requirement for accounting purposes to defer the revenue and recognize it over a five to eight year period. The amendment to the agreement deleted the refund clause and added a liquidated damages cap of $1.0 million that would be activated in the event of discontinuance of the Company’s support of the software purchased by the customer. Pursuant to the terms of the amended contract, the Company has segregated $1.0 million of its cash representing the amount of potential liquidated damages under the amendment, has classified that cash as a non-current asset in the balance sheet, and has deferred $1.0 million in associated revenue pending expiration of the liquidated damages provisions of the amendment.
     The percentage of total system sales revenue represented by software sales was lower in third quarter 2007 than in third quarter 2006. On a year to date 2007 basis, the percentage of total systems sales revenue represented by software was higher than in the comparable period in 2006, due in large part to two individually significant software-only sales in 2007 and to individually significant hardware sales in the first half of 2006 that increased that period’s system sales hardware content.
     In an effort to broaden its potential markets, the Company acted in third quarter 2007 to introduce its products to the medium-to smaller-sized hospital market, but does not anticipate significant penetration of this market until 2008.
System Sales Gross Margin
     The Company’s system sales gross margin was 40.9% for third quarter 2007 compared to 44.7% in third quarter 2006. Third quarter 2007 margin was lower than expected, in large part because of lower sales bookings activity in earlier quarters that resulted in a lower volume of system installations in the third quarter, and because of the lower percentage of software revenue to total system sales revenue for the period as described above.
     For the nine months ended September 30, 2007, system sales gross margin was 40.0% compared to 37.4% for the same period in 2006. Current year to date gross margin was lowered by lower volume, offset by a higher mix of software systems revenue to total system sales revenue, as described above. System sales gross margin for the first nine months of 2006 was adversely affected by first half 2006 system sales revenue characterized by a high hardware content in the systems sold.
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
Support Services Revenue
     The Company’s support services revenue declined by $1.6 million, or 11.9%, in third quarter 2007 compared to the prior year period, and increased by $4.3 million, or 11.9%, for the nine months ended September 30, 2007 compared to the same period in 2006. Support services revenue, which consists primarily of system installation services, customer training, professional services, and system maintenance services, is ancillary to the Company’s system sales revenue and therefore fluctuates with both the level of system sales revenue and its timing on a period to period basis. Sequentially, support services revenue was $2.3 million, or 16.2%, lower in third quarter 2007 than in second quarter 2007 as the result of a lower volume of system installations and related fees during the third quarter of 2007.
Support Services Gross Margin
     The Company’s support services gross margin was 39.2% in third quarter 2007, a 15.4 percentage point decrease from the third quarter 2006 level, and was 46.6% for the nine months ended September 30, 2007, approximately equal to the comparable prior year period. Support services gross margin in 2006 did not include the costs of support personnel who at that time were performing duties of an administrative nature. In 2007, those personnel no longer perform administrative functions and their cost is therefore included in support services cost of revenue, lowering 2007 gross margin. Support services gross margin has been further lowered by a lower volume of system installations, resulting in lower revenue relative to the generally fixed costs of support personnel. Offsetting these negative factors is the positive impact of the Company’s elimination of support positions and restructuring in May 2007. The Company believes that its support services gross margin will fluctuate from period to period as the fixed costs of support personnel are spread over support revenues that fluctuate with the level of system sales revenue.
     Going forward, the Company expects a normalized support services gross margin in the mid- to high forty percent range assuming growth in support services revenue and efficiencies in its management of support staff, but also expects some timing-based variability in support services gross margin from period to period as the result of timing of closure of individual services contracts.
Research & Development, Sales & Marketing, and General & Administrative Expenses
     Total research and development, sales and marketing, and general and administrative expenses for the quarter ended September 30, 2007 were $13.2 million compared to $13.5 million in the corresponding prior year period, a decrease of $0.3 million or 2.2%. This net decline was the result primarily of an increase in research and development expenses resulting from increased utilization and costs of outsourced services, offset by a decrease in general and administrative expenses resulting from a decline in the administrative duties of support services personnel. As a percentage of revenue, these expenses were 58.2% in third quarter 2007 compared to 41.0% in third quarter 2006.
     For the nine months ended September 30, 2007, total research and development, sales and marketing, and general and administrative expenses were $38.4 million, down $0.1 million from the comparable prior year period, the result primarily of a decline in general and administrative expenses, offset by significantly increased research and development expenses, both for the reasons described above. As a percentage of revenue, these expenses were 50.7% in the nine months ended September 30, 2007 compared to 42.7% in the comparable prior year period.
     The Company continues to seek to identify opportunities to reduce or limit the growth of its operating expenses in an effort to better align these expenses with the expected level of revenue growth.
Research and Development Expenses
     Research and development expenses increased by $1.0 million, or 21.0%, in third quarter 2007 compared to third quarter 2006. The increase is the result of higher utilization and higher costs of outsourced research and development and related services and expenses in 2007, offset by reduced engineering salary and related costs resulting from the Company’s lowering of engineering headcount in May 2007. As a percentage of revenue, research and development expenses were 24.5% in third quarter 2007 compared to 13.9% in third quarter 2006.
     For the nine months ended September 30, 2007, research and development expenses increased by $2.6 million, or 20.5%, over the prior year period for the same reasons as described for third quarter 2007 above. As a percentage of revenue, research and development expenses were 20.3% in the first nine months of 2007 compared to 14.2% in the first nine months of 2006.

Sales and Marketing Expenses
     Sales and marketing expense in the third quarter of 2007 was $4.1 million, down $0.3 million from third quarter 2006. Of the primary items comprising sales and marketing expense, salaries and benefits, including sales commissions, were flat to down compared to the prior year period, as were travel and related expenses. The level of commission expense recognized in a given period is affected by the timing of receipt of sales order bookings and revenue recognition. As a percentage of revenue, sales and marketing expenses were 18.1% in third quarter 2007 compared to 13.4% in third quarter 2006.
     Sales and marketing expenses in the nine months ended September 30, 2007 were flat with the comparable prior year period at $13.0 million. Salaries and benefits were flat, while travel was slightly down and overhead expenses slightly up period to period. As a percentage of revenue, sales and marketing expenses were 17.2% in the first nine months of 2007 compared to 14.5% in the first nine months of 2006.
General and Administrative Expenses
     General and administrative expenses decreased by $0.9 million, or 21.0%, in third quarter 2007 compared to third quarter 2006. In 2006, a portion of support services personnel were temporarily engaged in activities of an administrative nature, and accordingly their cost was charged to general and administrative expense. These personnel no longer perform administrative duties and therefore these costs are no longer included in general and administrative expenses. In addition, the Company’s incentive bonus expense was less in third quarter 2007 than in third quarter 2006 as a result of the financial performance of the Company through third quarter compared to its financial goals for the year. As a percentage of revenue, general and administrative expenses were 15.6% in the third quarter of 2007 compared to 13.6% in the third quarter of 2006.
     For the nine months ended September 30, 2007, general and administrative expenses decreased by $2.7 million, or 21.3%, over the prior year period. The decline in expenses related to the duties of customer support personnel and the decline in incentive bonus expense, both as explained for the third quarter above, are primarily responsible for the year to date decline. As a percentage of revenue, general and administrative expenses were 13.2% in the first nine months of 2007 compared to 14.1% in the first nine months of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Summary
     The Company’s unrestricted cash and cash equivalents at September 30, 2007 totaled $17.8 million, a decline of approximately $5.2 million since December 31, 2006. This decline is primarily the result of funding of the Company’s net loss for the first nine months of 2007, but also includes the effects of investment in property, plant, and equipment of $2.2 million and the payment of scheduled debt installments of $0.9 million, offset by the proceeds of stock option exercises by employees of $0.5 million. Net cash used in operating activities in the third quarter of 2007 was $1.5 million compared to a consumption of cash in operations of $0.1 million in third quarter 2006 and a net positive contribution from operations of $3.7 million in the second quarter of 2007. Total debt remained minimal, and the Company has not drawn on its $15 million line of credit arrangement with a bank. The Company continues to believe that its existing cash balances, together with its future cash flows and the availability of funding under its line of credit, if necessary, will be sufficient to fund its operations for the next twelve months.
Cash Used In Operating Activities
     Net cash used in operations for the nine months ended September 30, 2007 was $1.8 million compared to a net usage of cash of $2.8 million in the nine months ended September 30, 2006. The net use of cash in the first nine months of 2007 is essentially the result of the Company’s net loss for the period, but also includes the negative effects of timing and activity level-based fluctuations in accounts payable and accrued liabilities and a decline in deferred revenue related to weak sales orders in 2007 as compared to 2006.

     The net use of cash of $2.8 million in the nine months ended September 30, 2006 was the result primarily of that period’s net loss of $8.1 million, but also included the negative effects of an inventory increase of $1.8 million and a net accounts payable and accrued liability decline of $4.2 million, both largely timing in nature.
     Cash from operating activities in a given period is most affected by the Company’s net income or loss for the period, by the timing of billings to customers versus the timing of revenue recognition, and by the timing of receipt and delivery of sales orders, which can temporarily affect the levels of inventory and accounts payable. The Company is closely monitoring its cash position in view of the decline in sales order activity in 2007.
Cash From Investing Activities
     Net cash used in investing activities was $2.5 million in the first nine months of 2007 compared to a net provision of cash from investing activities of $0.2 million in the comparable prior year period. The first nine months 2007 use of cash included $2.2 million in capital expenditures, primarily related to the acquisition of computer equipment.
     The net provision of cash by investing activities of $0.2 million in the nine months ended September 30, 2006 consisted primarily of the maturity of $5.0 million of marketable securities, the proceeds of which were used to finance operating activities, and a use of cash of $4.3 million to purchase property and equipment items for internal use, primarily in research and development and to equip new employees.
     The level of the Company’s purchases of property and equipment for internal use and for use at customer sites is dependent primarily on growth in its customer base, employee headcount, and research and development activities.
Cash From Financing Activities
     Net cash used in financing activities was $0.9 million in the nine months ended September 30, 2007 compared to a provision of cash from financing activities in the first nine months of 2006 of $0.8 million. Year to date September 30, 2007 financing activities included payment of scheduled debt of $0.9 million and an increase in long-term restricted cash of $0.6 million, offset by proceeds of employees’ exercises of stock options of $0.5 million.
     The net provision of cash from financing activities of $0.8 million in the nine months ended September 30, 2006 consisted of proceeds of $2.9 million on the exercise of stock options, offset by regularly scheduled payments of outstanding debt of $2.1 million.
Contractual Cash Obligations
     As of September 30, 2007 the Company had total obligations for the payment of cash of approximately $5.5 million, consisting of $0.1 million in debt and capital lease obligations and $5.4 million in operating lease commitments, primarily for office space. Under their present terms, these obligations come due in the amounts of approximately $1.6 million in less than one year, $2.6 million in one to three years, and $1.3 million in three years and beyond.
Available Credit
     In August 2007, the Company amended its existing credit agreement with a bank to increase the amount of credit available to $15 million. Credit available under the agreement had previously been $10 million. Interest on any borrowings under the agreement is at the bank’s prime rate. The agreement is for a term of two years, at the end of which all amounts become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At September 30, 2007 there were no amounts outstanding under the agreement.

     The Company believes that existing cash, together with its future cash flows and amounts available under its loan and security agreement, if necessary, will be sufficient to execute its business plan for the next twelve months. However, any projections of cash flow are subject to uncertainties, including the Company’s rate of revenue growth, the expansion of its sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, market acceptance of the Company’s products, and costs and risks associated with the integration of acquired businesses. In addition, although not currently a party to any binding letter of intent or agreement, the Company may also invest in or acquire complementary businesses, services, or technologies, which could require that funding be obtained through additional equity or debt financing. It is possible that additional financing for any of these purposes could be required, and that additional funds may not be available on favorable terms or at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The debt instruments of the Company do not expose the Company to material market risks relating to changes in interest rates.
     Excess funds of the Company are invested in short-term, interest-bearing, investment-grade securities. The value of these securities is subject to interest rate risk and could decline in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and W. Randall Pittman, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through September 30, 2007, the Company has used approximately $12.8 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.0 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Emageon Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 8, 2007.

EMAGEON INC.
By:	/s/ Charles A. Jett. Jr.
Charles A. Jett, Jr.
Chairman, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ W. Randall Pittman
W. Randall Pittman
Chief Financial Officer and Treasurer (Principal Financial Officer)