Form 10-K
period 2007-12-31
EMAGEON INC
filed 2008-03-17
CIK 1121439

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of the common stock held by non-affiliates of the registrant (which, for purposes hereof, are all holders other than executive officers, directors, and holders of 10% or more of the outstanding common stock of the registrant) as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $189,949,000 based on the closing sale price of such stock as reported by the NASDAQ Global Market on June 29, 2007. The basis of this calculation does not constitute a determination by the registrant that any of the persons referred to in the immediately preceding sentence are affiliates of the registrant.

As of March 3, 2008 there were 21,456,008 shares of Emageon Inc. common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10,11,12,13, and 14) is incorporated herein by reference to the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements which reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described in Item 1A of this Annual Report under the caption “Risk Factors.”

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

Overview

We provide enterprise-level information technology solutions for the clinical analysis and management of digital medical images within healthcare provider organizations. Our solutions consist of enterprise visualization and image management software for multiple medical specialties, comprehensive reporting and knowledge tools for cardiology, support services and third-party components. Our web-enabled enterprise visualization software provides physicians across the enterprise — in multiple medical specialties and at any network access point — with tools to manipulate and analyze images in two dimensions (“2D”) and three dimensions (“3D”). We enable physicians to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening and therapy planning. We believe our solutions improve physician productivity and patient care, enhance customer revenue opportunities, automate complex, mission-critical medical imaging workflow, and maximize our customers’ return on investment in capital equipment and clinical information systems.

We sell to multi-hospital networks, individual hospitals, physician clinics and diagnostic imaging centers. Healthcare providers produce growing volumes of medical imaging data that must be analyzed, managed and stored efficiently and cost-effectively. We focus on developing corporate-level relationships with large multi-facility organizations that provide substantial cross-selling opportunities and represent an important competitive advantage for us. Since our first commercial implementation in December 2000, we have implemented our solutions at facilities affiliated with some of the largest multi-facility healthcare providers in the United States.

As of December 31, 2007, we had $149.1 million in contracted backlog, consisting primarily of fees for contracted future installations and for the support of existing installations, compared with a contracted backlog of $158.4 million at December 31, 2006. From our current contracted backlog, we expect to recognize revenue of approximately $57.6 million during fiscal year 2008, $30.5 million during fiscal year 2009, and substantially all of the remaining $61.0 million by 2013.

We were founded in December 1998 as an Alabama corporation and reincorporated in Delaware in January 2000. On February 14, 2005, we completed our initial public offering.

Our Opportunity

The demand for a unified platform for physicians to visualize all relevant patient information, including medical imagery, at the point of care is increasing as digital information becomes more pervasive across hospitals, physicians offices and other outpatient settings. An aging U.S. population and increase in the sophistication of imaging devices, such as computed tomography, or CT, magnetic resonance imaging, or MRI, positron emission tomography, or PET, cardiac catheterization and pathology is compounding the complexity of visualization and content management. Existing departmental picture archiving and communications systems, or PACS, are not sufficient to meet this growing demand. As a result, hospitals are seeking technology solutions that allow for reliable and cost effective consolidation of digital information into one platform for lifecycle management. In addition, we believe the rapid expansion in the number and complexity of medical images and the need to automate complex, manual workflow processes are driving healthcare providers to invest in systems that maximize their return on capital investments in expensive imaging devices and clinical information technology.

We believe we are well positioned to address the technological challenges associated with the complexity of managing and transporting large clinical image data sets and other relevant clinical imaging information. Our solutions facilitate the convergence of imaging technology and clinical automation at the enterprise level by enhancing analysis, integration, collaboration, and automation of medical imaging workflow. Effective image management can shorten report turnaround times, lower the potential for manual error in data entry and filing, increase staff efficiency, and eliminate costs associated with traditional radiological workflow.

We believe the following factors will drive the demand for our solutions:

Increasing Number, Size and Complexity of Imaging Exams.  The number of imaging exams performed each year is increasing as a result of a number of factors, including increased physician use of advanced imaging as a non-invasive diagnostic and clinical tool, lowered costs of imaging devices and increased healthcare needs of an aging U.S. population. At the same time, technological advancements are increasing the size and complexity of individual imaging exams. For example, at the end of 2007, one CT vendor announced a new 320 slice CT which may yield file sizes significantly larger than previous CT scanners. Pathology departments are beginning to embrace digital PACS and these systems will create even larger data sets. Additionally, we believe hospitals will require enterprise class solutions capable of managing, organizing and distributing this patient information to the point of care.

Need for Advanced Visualization Tools.  The increase in this image data is significantly impacting visualization workflow for physicians. Because the output of a cross-sectional imaging device, such as a CT scanner, may consist of thousands of “sliced” 2D images, physicians need sophisticated software tools to model those images in 3D and allow the viewing of a “virtual” patient. This 3D reconstruction improves diagnostic capabilities, treatment and non-invasive surgical planning. Hospitals and hospital networks that provide these advanced visualization tools to physicians have the advantage of attracting patient referrals from those physicians that heavily utilize visualization technology in their practices.

Our Solutions

Overview

We provide enterprise-level information technology solutions for the clinical analysis and management of digital medical images within healthcare provider organizations.

With our solutions, our customers and their constituents, including physicians, technologists, and nurses, can improve overall clinical and diagnostic quality and eliminate much of the labor and other costs of dealing with film, disparate department-level information systems, exam scheduling, and redundant data entry. We also help to alleviate heavy burdens on a healthcare provider’s staff by automating medical image workflow for physicians and technologists. We believe our enterprise visual medical system, or EVMS, solution provides the benefits of current department-level PACS, including increased automation and better efficiency over traditional film-based methods, with added enterprise-level and cross-enterprise-level / community-level connectivity and advanced visualization tools that are not available with a typical PACS installation.

We have designed our solutions to offer benefits to the following groups:

Group	Benefits from our Solutions

Administration	• Demonstrable return on investment
(CEO, CFO and COO)	• Better service to physicians
• Improved staff productivity
• Improved satisfaction of referring physicians
• Elimination of many routine, non-productive and non-clinical tasks

Information Technology	• Lower total cost of operation
(CIO and IT Department)	• Highly available, redundant and reliable
• Ease of integration with different clinical information systems
• Multi-site, standards-based integration
• Focused, high quality implementation services

Diagnostic Physicians	• Productivity gains
(Radiologists, Cardiologists)	• Multi-point access to visualization tools and images
• Efficient tools for collaboration with treating physicians

Treating Physicians (Cardiologists, Surgeons, etc.)	• Availability of easy-to-use, specialty specific visualization tools
• Faster turnaround of information for treatment planning
• Facilitates collaborative analysis with diagnostic physicians
• Improved treatment planning

Payor	• Ability to avoid duplicate exams through cross-enterprise access

Our solutions offer the following:

Enterprise Content Management.  Our solutions provide unified access to and storage of medical images created by digital imaging devices and related patient data across a single or multi-facility enterprise, whether from radiology, cardiology, pathology, orthopedics, obstetrics, gynecology or other departments. Our solutions catalog, archive and distribute these images through our software, combining centralized control over sensitive patient imaging records with increased availability to physicians and other authorized users in multiple medical specialties. Our solutions integrate with our customers’ existing clinical information and administrative systems, serving as the patient’s visual medical record repository, reducing the risk of billing errors, and lowering the average cost per exam through automation of complex and manual film-based imaging workflow.

Enterprise Visualization Technology.  Our solutions quickly deliver web-enabled software toolsets and images to physicians throughout the enterprise for diagnostic analysis and treatment planning. Our enterprise visualization software allows physicians to see 2D and 3D views of human anatomy and to manipulate, navigate within, and compare imaging exams in order to better visualize internal anatomic structure and pathology. This visualization of medical images can lead to improved clinical diagnosis, disease screening, and treatment planning by physicians. Physicians can access our enterprise visualization software from any network access point, including home, office or throughout the healthcare facility. Our intelligent user interface automatically adjusts for the specialty and preferences of each user, the type of imaging device used to create the image, and the particular body part and tissue type being examined.

Integration with Third Party Systems.  Our solutions provide integration with third-party systems such as hospital information systems, departmental information systems, electronic medical record systems, dictation, reporting, and speech understanding systems, enterprise visualization solutions, quantitative analysis and computer-aided detection solutions, and customer managed storage. This integration automates lifecycle workflows associated with imaging procedures and streamlines integration of digital clinical imaging information with the rest of a patient’s record.

Specialty-Specific Clinical Applications.  We have comprehensive suites of products to address digital clinical imaging and information management for radiology, cardiology, orthopedics, and mammography. We are focused on the development of enhancements and additional functionality to our existing advanced visualization software to further meet the needs of other clinical specialties, including oncology, pathology, obstetrics, gynecology, and neurology.

Open Standards-Based Software.  We believe that our use of open standards has enabled us to design software that stores and manages information faster and with fewer hardware resources than competitive systems, a benefit we believe is becoming increasingly important as the data size of many imaging exams grows. Our commitment to open standards such as DICOM and the standard protocol for the storage of text-based patient information, HL7, makes our software compatible with new imaging device technologies and other clinical information systems that conform to these standards. We lower our customers’ total costs by eliminating the need for translation to and from non-standard or proprietary communication methods.

Implementation, User Adoption, and Support Services.  We focus on delivering effective implementation, user adoption, and support services as an integral part of our solution. During the implementation phase of our solution, we use proven project management principles to facilitate rapid and complete adoption by our customer. After implementation, we monitor system use and, when appropriate, intervene to make adjustments necessary to prevent anticipated problems from occurring. We believe our focus on implementation and support services ensures that our customers’ investments in our solutions achieve their financial and operational objectives.

Our Product Offerings

Our product offerings consist of the following:

Enterprise Content Manager.  Our Enterprise Content Manager solution provides unified access to and storage of medical images that are created across multiple imaging departments within a hospital. Whether for a single or multi-facility enterprise, and whether from radiology, cardiology, pathology, orthopedics, obstetrics, gynecology or other departments, all information comes together in one unified platform. Our enterprise class distributed architecture enables workflows across multiple sites and institutions, which provides access to a unified visual patient record. This solution catalogs, archives, and distributes these images, combining centralized control over sensitive patient imaging records with increased availability to physicians and other authorized users in multiple medical specialties. Our solution integrates with our customers’ existing clinical information and administrative systems, serving as the patient’s visual medical record repository.

Enterprise Visualization.  Our Enterprise Visualization solution uses web-enabled software toolsets to provide physicians a unified view of the visual patient record throughout the enterprise as well as enable collaboration on the recorded images among physicians. Our enterprise visualization software allows physicians to see two-dimensional and three-dimensional views of human anatomy and to manipulate, navigate within, and compare imaging exams in order to better visualize internal anatomic structure and pathology. Additionally, users can include annotations and notes to collaborate with other physicians about clinical findings. This visualization of medical images and collaborative workflow can lead to improved clinical diagnosis, disease screening, and treatment planning by physicians. Physicians can access our enterprise visualization software from any network access point, including home, office, or throughout the healthcare facility. Our intelligent user interface automatically adjusts for the specialty and preferences of each user, the type of imaging device used to create the image, and the particular body part and tissue being examined.

RadSuite.  Our RadSuite solution consists of our suite of software tools for the advanced visualization and analysis of digital medical images, and for reporting by radiologists. Information is presented to radiologists using relevant multi-specialty tools through a dynamic user interface. Physicians can manipulate two-dimensional and three-dimensional image-related content in a variety of ways including organization, rotation, inversion, magnification, and enhancement of images, and can manipulate, navigate within, and compare imaging exams in order to better visualize internal anatomic structure and pathology. We offer RadSuite Premium software to customers who need complex customization and RadSuite Express software as an aggressively priced solution for customers with standard workflows.

HeartSuite.  Our HeartSuite family of products is designed to provide a cardiology department with all of its information needs in one enterprise system with comprehensive solutions for adult, pediatric, and adult congenital cardiology programs. This solution includes HeartSuite VERICIS, HeartSuite Hemodynamics, and HeartSuite CVIS, or cardiovascular information system. VERICIS creates a complete digital record of images and reports for patients in the cardiac catheterization lab, echocardiography, including pediatric echocardiography, vascular ultrasound and nuclear cardiology. HeartSuite Hemodynamics integrates complete functionality for hemodynamics data collection, waveform analysis, inventory control, patient charging, and procedure reporting in a single system. HeartSuite CVIS integrates all clinical and operational information from multiple systems and locations into one system.

Third-party Components.  Our solutions typically include installation and implementation of platform components that we procure from third parties. We believe that providing third-party components helps us deliver a comprehensive solution that meets the needs of our customers. Some of the third-party components we provide include:

•	Servers. Our software and the database run on single server or a cluster of standard redundant servers.

•	Data Storage. We support industry standard storage configurations, including high-availability redundant array of independent disks, or RAID, systems.

•	Backup/recovery. Our solution typically includes a tape library-based backup and recovery system that provides backup for our database, configuration files, and digital medical images. We also offer an optional configuration with mirrored archives in two locations, enabling uninterrupted operation in the event of loss of one archive.

•	Workstations and Monitors. Customers typically implement our enterprise visualization software using standard personal computer workstations and high resolution monitors for visualization within the facility.

•	Database. Our software applications operate on Oracle database technology and other standard relational database applications.

•	Computed Radiography. We offer computed radiography devices manufactured by Carestream Health. Computed radiography devices convert analog X-ray images into digital images.

•	Advanced Three-Dimensional Analysis Tools. We offer Vital Images and Teracon as options for advanced clinical applications and integrated analysis tools that complement our enterprise native visualization and workflow capabilities. Through the desktop integration of our respective products, physicians can access these advanced visualization and analysis tools and review the image data seamlessly without interrupting workflow.

•	Dictation. We offer a voice recognition dictation system from Lanier Worldwide for radiology reporting.

•	OrthoSuite. We offer a software toolset for orthopedic surgeons which is licensed from Orthocrat. Our integration with the system provides for seamless launch from our Enterprise Visualization software and storage of the images in our Enterprise Content Manager.

•	MammoSuite. We offer a mammography visualization and analysis solution from Cedara. Our integration with the system provides for seamless launch from our Enterprise Visualization software and storage of images in our Enterprise Content Manager.

•	RadSuite RIS. We offer a radiology information system (RIS) from Swearingen to complement our RadSuite visualization software for customers who desire to replace their current RIS solution.

•	HeartSuite ECG. We offer an ECG solution from Epiphany which provides seamless integration of ECG information with our HeartSuite VERICIS solution.

Support Services

We offer implementation, user adoption, and support services to meet the implementation and investment objectives of our customers. Our programs include the following components:

•	Adoption Success Management is our services program that facilitates rapid and complete adoption by all relevant constituents during the implementation phase, which typically lasts several months.

•	Total Solution Management is an ongoing set of support services to ensure that our systems are highly available and optimally configured for users. Through continuous remote monitoring of our solution, we analyze system and user behaviors and, when appropriate, intervene and make the necessary adjustments to prevent anticipated problems from occurring. We provide standard twenty-four hour service and support for our software and any third-party components we provide to the customer.

Our Strategy

Our goal is to become the industry leader in enterprise-level information technology solutions for the content management, workflow, and visualization of digital medical images. Key elements of our strategy include:

Expand Our Market Share by Attracting New Customers.  We believe a full range of healthcare organizations, from imaging centers to multi-site hospital systems, represent an underserved market for our solution. Our current base of installed facilities represents a small portion of the prospective customers for our solution. We are expanding our sales and marketing efforts so that we may pursue new customers. We are also focusing on developing contractual relationships with national hospital buying groups. As we pursue new customers, we intend to continue focusing our efforts on the hospitals and their affiliate clinics as well as teleradiology service providers. We believe our position as a sole source provider of an enterprise visualization and image management solution, together with our implementation expertise and our installed base of nationally recognized reference customers will help us attract new customers.

Increase Penetration With Existing Customers.  We believe that using our successful relationships with existing multi-facility healthcare customers to expand our penetration within those organizations and selling additional functionality to our existing installed base are effective ways to increase our operating margins by reducing the average cost of sales and increasing the total revenue from existing customers.

•	Increase Installations with Existing Multi-Facility Customers. As of December 31, 2007, we had customer relationships with multi-facility healthcare providers that control 279 hospitals. Our initial contracts with these customers often provide for implementation of the content management functions and sometimes the advanced visualization functions of our EVMS solution at only a portion of the facilities managed by the parent company. We believe there are opportunities to expand our installed base at facilities that are part of multi-facility systems in which we have a customer relationship with the parent company.

•	Cross Sell to Existing Customers. We are also in a strong position to sell additional functionality to our existing customers, including enterprise content management, enterprise visualization, specialty-specific clinical suites such as RadSuite, HeartSuite, OrthoSuite, and MammoSuite, and third-party applications and services that may not have been part of the initial sale. As follow-on sales opportunities, we offer our advanced visualization software and other products and additional functionality to radiologists, cardiologists and other specialty groups within the organization.

Enhance Our Product Offerings.  We believe developing or acquiring additional functionality for our existing software, including improved advanced visualization suites of products for multiple specialties, will further strengthen our position in the market. Further enhancements to our software and services should assist us in selling our solution to hospitals and multi-hospital systems and expanding our existing customer relationships. We also plan to invest further in workflow and integration software to further automate workflow for physicians and improve integration with reporting systems, quantitative and clinical analysis solutions, and clinical information systems, including electronic health record systems.

Continue to Deliver Superior Implementation, User Adoption, and Customer Support Services.  As a single-source provider of enterprise visualization and image management solutions, we believe the quality of our implementation, user adoption, and support services helps to differentiate us from our competition. We expect to continue to provide our customers with the highest level of services available and to provide us with a base of recurring revenue. We believe delivering superior services will enable us to capture increased market share and enhance our existing customer relationships.

Maintain Our Open-Standards Focus.  We believe our commitment to open standards, lowers our development costs, lowers our customers’ total cost of ownership, improves speed and quality of our solution’s integration, and differentiates us from our competition. By designing our solution around open standards, we believe we maximize our solution’s integration with our customers’ clinical information technology systems and imaging devices, which reduces our customers’ total cost of ownership. We also believe our open-standards model lowers the hardware costs associated with implementing our solution because it enables our customers to use relatively off-the-shelf hardware to visualize, analyze and manipulate images.

Our Technology

We believe the following technologies and strategies help us to compete more effectively:

•	Native DICOM Compatibility. Our software conforms to the DICOM standard for medical image storage and workflow management. DICOM is an industry standard in medical imaging that defines the data elements, communication protocols, storage formats, and workflow methods associated with medical imaging data and processes. Our software stores and manages medical images using native DICOM communications, preserves the DICOM information associated with the image, and follows DICOM workflow methods. Using native DICOM communication means our solution does not require “translation” devices for converting the DICOM information into a proprietary storage format. We believe our commitment to DICOM as the underlying protocol for our software is a competitive advantage, delivering faster streaming, more efficient storage of the image, and the ability to integrate our software to new imaging devices.

•	Native DICOM-Toolkit. While DICOM is an industry standard protocol for medical image data management and storage, the software toolsets used to process, manage, and use DICOM information are generally unique to particular software vendors. We have developed and own a DICOM-toolkit that we believe permits us to more rapidly integrate DICOM-based information into our software and believe that the ownership and continued development of our DICOM-toolkit is a core technology strategy.

•	Commitment to the IHE Technical Framework. The Radiological Society of North America and the Healthcare Information Management Systems Society created the Integrated Healthcare Enterprise (IHE) technical framework. IHE is a protocol for the integration of DICOM image information and HL7 text-based patient information. We believe our commitment to IHE helps to ensure that our software integrates seamlessly with HL7-based billing and patient record information systems.

•	Compatibility with the OPEN GL Graphics Standard. Our enterprise visualization software performs sophisticated 3D rendering and other graphics intensive functions that provide physicians the ability to view 3D medical images for diagnosis and treatment planning. Our enterprise visualization software uses the OPEN GL graphics standard, which permits our customers to purchase inexpensive personal computers and graphics hardware to perform sophisticated image analysis.

•	Component-Based Software Engineering. Our software architecture is based on a component-based services model. Our software development framework supports common and domain specific components that can be plugged in while the system is operating. By building flexible, dynamic, reusable components, we gain flexibility to add functionality to, and increase the reliability of, our system because we can remedy problems at the component rather than the entire application level.

Customers

Our customers range in size from single imaging centers to large, multi-facility healthcare networks. As of December 31, 2007, we had installed our EVMS solution in 224 hospitals or other healthcare facilities, 189 of which are members of multi-facility networks. At December 31, 2007, we had implemented our RadSuite advanced visualization solution in 75% of our current installed EVMS customer base. There are also 280 hospitals utilizing our HeartSuite solutions in their cardiology departments. Our largest customer is Ascension Health, the largest not-for-profit hospital in the United States.

Contracted implementations for Ascension Health constituted 22% of our contracted backlog as of December 31, 2007, compared to 27% as of December 31, 2006.

Sales and Marketing

We use a direct sales model, with sales representatives who have substantial experience in healthcare-related direct sales. Our sales representatives undergo rigorous training in our products as well as the needs of each constituent group within our potential customers. During our sales cycle for a typical customer we might, at various times, present to the Chief Information Officer, the Director of Radiology or Cardiology, the Chief Financial Officer, the Chief Medical Officer, the Chief Operating Officer, the Chief Executive Officer, and several key physicians. Each of these constituencies may have different priorities and evaluation criteria, and our direct sales representatives must be capable of presenting a compelling business case to each.

Our sales representatives are supported by our sales support and marketing communications team, which provides technical, demonstration, lead generation, market development and proposal assistance.

Research and Development

As of December 31, 2007, we had 78 employees who are primarily dedicated to research and development activities. In addition to our employees, we also utilize outside contractors on a routine basis to perform specified research and development activities, and we utilize clinical advisory boards and end-user focus groups to advise us on the clinical functionality of our solutions. We have focused our research and development on the continued evolution of an enterprise-class medical image management solution including, specifically:

•	improving physician and technologist workflow and productivity;

•	expanding content management to cover medical documents beyond DICOM data;

•	expanding content management to service communities;

•	integrating with other information systems and acquisition devices;

•	developing and refining visualization capabilities including new 3D and analysis applications; and

•	extending imaging tools to referring physicians in multiple specialties.

We follow a formal product development process and employ dedicated product development personnel. Under our formal product development process, internal and external (customer) requests for added features or functionality are forwarded to our product management team. This team evaluates and prioritizes these potential product enhancements taking into account expected costs, anticipated value to the customer, regulatory requirements, timing, and resource availability. After these enhancements are approved, our engineering team develops them and subjects them to quality testing and documentation requirements before we make them generally available to our customers.

We invested $20.2 million, $17.4 million, and $11.7 million in research and development in 2007, 2006, and 2005, respectively.

Competition

The markets for the digital medical image management and visualization systems that we offer are highly competitive. We compete with companies that fall into four primary categories:

•	companies that manufacture and sell digital imaging devices such as GE Healthcare, Siemens Medical Solutions, and Philips Medical Systems, who may integrate some of the functionality provided by our products into their equipment or bundle it with the equipment sale;

•	companies that have traditionally sold imaging films such as Carestream Health, Inc., Agfa, and Fujifilm Medical Systems USA, Inc.;

•	companies that have traditionally sold healthcare information technology applications such as McKesson Corp. and

•	a number of smaller companies that sell department-level or cardiology-specific PACS or specialty visualization tools.

Many of our current and potential competitors have significantly greater name recognition and more established distribution networks and relationships with healthcare providers. To compete effectively, we often must persuade the prospective customer to separate its purchasing decisions with respect to imaging equipment from its purchasing decisions with respect to content management, workflow, and visualization tools, because many of our competitors offer imaging devices that they package or bundle with licensed or owned image management applications.

Our ability to compete successfully depends on a number of factors both within and outside our control, including:

•	product innovation, regulatory decisions, product quality and performance;

•	customer service and support;

•	the experience of our sales, marketing, and service professionals;

•	rapid development of new products and features; and

•	price, product and policy decisions announced by competitors.

Intellectual Property

We rely generally on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements, and other protective measures to protect intellectual property rights pertaining to all of our software technology. In addition, we have filed patent applications to protect certain aspects of our software technology. To date, four patents have been issued.

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

Emageon®, Camtronics®, Heartsuite, VERICIS® Ultravisual, Enterprise Visual Medical System, EVMS, Mammosuite, I-Readmammo, Enterprise Body Transparency, Studynotes, and our logo are our trademarks or service marks. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

Employees

As of December 31, 2007, we had 356 employees, 78 of whom were primarily engaged in research and development, 64 of whom were primarily engaged in sales and marketing, 158 of whom were primarily engaged in providing technical installation and support services, and 56 of whom were primarily engaged in administration and finance. With respect to location, 118 of these employees are located at our corporate headquarters in Birmingham, Alabama; 161 of these employees are located at our offices in Hartland, Wisconsin; 21 of these employees are located at our office in Ottawa, Ontario, Canada; and the remainder of our employees are located at customer locations or in regional sales and support locations. None of our employees is a party to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

The FDA cleared 1) EVMS visualization and infrastructure tools, 2) the radiology PACS, 3) Heartsuite cardiovascular tools, 4) VERICIS hardware and software, 5) the cardiology PACS, and 6) Heartsuite Hemodynamics (formerly known as Physiolog), the hemodynamic measurement recording software, through the 510(k) notification process. We have applied, and will continue to apply for, 510(k) clearance for additional clinical uses of our devices. Clearance under the 510(k) process typically takes 90 days to over a year from the date of a complete filing, depending on the number of questions the FDA has concerning the submission. Some applications may never receive clearance because the FDA raises safety issues or requests additional data that may not be economical to produce. Therefore, there is the risk that FDA clearance for any of our future devices, or for further clinical uses of our existing devices, may be delayed or not cleared. There is also the risk that FDA clearance, once received, may contain more restrictive conditions of use than we would like. Moreover, the FDA is always free to subsequently withdraw any clearance previously granted.

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

We hold licenses to market, sell, and distribute many of our products in the Canadian health care industry. To date, we have sold no devices in the Canadian marketplace, but our intent is to market in the future all devices for which we hold licenses.

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

•	Stark Law. The Ethics in Patient Referrals Act, known as the “Stark Law,” also prohibits certain types of referral arrangements between physicians and health care entities. Physicians are prohibited under the Stark Law, its subsequent Stark II amendment, and its implementing regulations from referring patients for “designated health services” reimbursed under the Medicare program to entities with which they or a family member have a compensatory relationship or an ownership or investment interest, unless such referrals fall within a Stark exception. Violations of the statute can result in civil monetary penalties of up to $15,000 per improper referral and exclusion from the Medicare and Medicaid programs. We do not believe that our arrangements with physician consultants or other health care providers violate the Stark Law, but we cannot provide assurances to such effect, nor can there be assurance that we will not in the future be subject to Stark Law penalties.

•	State Law. Various states have enacted equivalents of the foregoing federal statutory and regulatory provisions. These state law equivalents would apply to items or services reimbursed by any third-party payor, including commercial payors. Many of these laws vary significantly from state to state, rendering compliance a costly and uncertain endeavor.

Available Information

Our internet website address is www.emageon.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Our business involves various risks and uncertainties, some of which are discussed in this section. The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10-K and the other documents and materials we file with the SEC, as well as news releases and other information we may publicly disseminate from time to time. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business. Any of the following risks or uncertainties that develop into actual events could have a materially adverse effect on our business, financial condition, or results of operations, or on the market price of our common stock.

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

Our business is subject to the cyclical nature of our industry and changes in economic conditions in general. Adverse changes with respect to these factors may reduce demand for our products, lower our revenues and affect our financial condition.

Our industry is cyclical in nature and is affected by overall economic conditions in general. A general economic decline could cause hospitals and other purchasers of our products to reduce or delay information technology related spending. Because the purchase of our software solutions involves a significant financial commitment by a customer, financial pressures that adversely affect overall spending on healthcare information technology and services could have an adverse effect on demand for our products and services. A reduction in such overall demand could have a material adverse effect on our business and financial condition.

Changes in our primary market for PACS radiology systems have resulted in a significant decline in PACS radiology system sales orders.

Our historical primary market for sales of our PACS radiology systems — large hospitals and large hospital networks — entered a mature phase in 2007, resulting in a shift of demand from new systems to replacement of existing legacy systems. This shift in market demand lengthened the sales cycle for our PACS radiology systems and resulted in a significant decline in our PACS radiology system sales in 2007. We expect these conditions in the large system radiology market to continue at least through 2008, which could have an adverse impact on our revenue and financial condition.

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

Our operating results may fluctuate as a result of many factors which are outside our control. Comparing our operating results on a quarter-to-quarter basis may not be meaningful, and you should not rely on our past results as an indication of future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	Long Sales Cycle: Many of our customers are large organizations with lengthy and unpredictable purchasing processes. Because our solution is a major capital expenditure involving a multi-year commitment, it can take a significant period of time to close a sale. We typically have to educate our prospective customers on the benefits of our solution and obtain approval from senior management. Consolidation in the health care industry may also delay or extend the sales cycle for affected customers. As a result, our solution has a typical sales cycle, from the initial contact to the placing of an order, of six to nine months, and sometimes much longer. This long and unpredictable sales cycle may contribute to substantial fluctuations in our quarterly operating results.

•	Timing of Revenue: A significant portion of our revenue each quarter comes from sales made in prior periods, as we implement our solution and perform services under multi-year maintenance and support agreements with our customers. As a result, a decline in sales, client renewals, or market acceptance of our products in a particular quarter will not necessarily be reflected in revenue in that quarter and may adversely affect our revenue and profitability in future quarters. Moreover, a majority of our customers now purchase perpetual licenses from us. Unlike term licenses, where license revenue and certain implementation fees are recognized over the life of an initial term typically ranging from two to seven years, with perpetual licenses the full software license fee and associated implementation fees are recognized as revenue in the month when all revenue recognition criteria are met. Because revenue recognition may not be achieved in the period expected, our revenue could fluctuate from quarter to quarter solely due to the timing of satisfying our revenue recognition criteria.

•	Implementation Delays: Once we enter into a customer contract, our recognition of revenue from that contract depends, to a significant extent, on the timing of our implementation of the project. Customer implementation schedules may be delayed for reasons beyond our control, such as customer scheduling changes, delays in acceptance testing by customers, unusual integration issues, or delays in obtaining equipment from third-party vendors. Delays in the implementation of a particular project may require us to delay the recognition of anticipated revenue from one quarter to another and may contribute to substantial fluctuations in our quarterly operating results.

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

Because our software is complex, undetected errors, failures or bugs may occur when we first introduce our products or when we release new versions. As we develop product enhancements and extensions, the complexity of our software may increase. Our products often are installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, any of which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. In the past, we have encountered failures in certain of our product offerings after their installation, and we have been required to expend significant resources to repair the problem and sustain the customer relationship. Despite testing by us and by others, errors, failures, or bugs may not be found in new products or releases until after general release. The occurrence or existence of such errors, failures, or bugs in our products could result in negative publicity, contract cancellations, loss of or delay in market acceptance, or claims by customers or others. In addition, if an actual or perceived breach of network security occurs in one of our customers’ medical image storage systems, regardless of whether the breach is attributable to our solution, the market perception of our products and services could be harmed.

We may not be able to respond to changes in our industry, competitive technologies, changes in customer requirements, or evolving industry standards, which would result in reduced revenue and profit margins.

Because our industry is subject to rapid technological change, we must constantly monitor changes in industry standards, customer requirements, and other matters. If we fail to anticipate and respond adequately to these changes in a timely manner, our business and operating results could suffer a material adverse effect. Although we currently support emerging industry standards, we cannot assure you that we will be able to conform to future evolving standards in a timely fashion, or that such conformity, if achieved, will benefit our competitive position in the market. In anticipation of new product introductions by us or our competitors, customers could refrain from purchasing our existing products. New products could render certain of our existing products obsolete, or we may fail to develop product enhancements or new products that are accepted by our customers. Furthermore, as the market for our solution matures, we may be subject to pricing pressures, and our revenues and profits may decline. Any of these events could delay or prevent our customers from acquiring our solution or require us to reduce the price of our solution, either of which could lead to a decrease in revenue and profit margins.

If the market for digital medical imaging products and services does not develop as we expect, our business strategy may be ineffective, and we may not be able to grow our business.

We operate in a developing industry where customer acceptance and market demand is still evolving. The digital medical imaging solutions market is still developing due to:

•	the availability of high performance computers and storage systems at reduced prices;

•	the continuing development of industry standards for the generation, transmission, and storage of medical imaging data;

•	changing dynamics in the health care industry, including consolidation and third-party reimbursement, which are driving increased automation across multiple sites; and

•	changing medical practices, including demand for more and better medical imaging.

There can be no assurance that this market will continue to develop in the manner we anticipate, that the market will provide growth opportunities for us, or that our business strategies will be successful. If the market for digital medical imaging products and services fails to develop as we expect, our business, results of operations, and financial condition are likely to be materially and adversely affected.

The recent decline in the market price of our common stock may impede our ability to execute our business plan and create adverse effects on our results of operations and financial condition.

We have recently experienced a substantial decline in our stock price, which may make it more difficult to raise equity capital, pursue strategic acquisitions of other businesses, and impede our revenue growth and our ability to compete in our markets. We may be unwilling to sell our shares or issue shares as consideration in an acquisition transaction at low prices, and investors or potential acquisition targets may pursue other alternatives as a result. In addition, a low stock price may indicate that the recorded value of our goodwill and other assets is impaired, which would result in revaluation of those assets and a potentially adverse impact on our results of operations and financial condition.

One of our largest stockholders has nominated a competing slate of directors for election in conjunction with this year’s annual meeting of stockholders.

Oliver Press Partners, LLC beneficially owns 3,030,860 shares, representing 14.2%, of our outstanding common stock. On February 15, 2008, Oliver Press Partners nominated a slate of three potential board members to compete for the three seats up for election at the annual meeting, which includes the seat held by our current Chief Executive Officer and President. The candidates proposed by Oliver Press Partners are currently being evaluated by our nominating committee and board of directors. We cannot predict the outcome of any such election, but if Oliver Press Partners’ slate of nominees obtains more votes than the slate of directors that we nominate for re-election, then the composition of our board of directors will change substantially, which could result in a change to our overall strategic direction. Additionally, we will incur significant additional costs, including legal and other advisory fees, and will experience management and employee distraction that may negatively impact our operating results as a result of these matters.

We may not be successful in implementing the expansion of our sales and marketing efforts into new market segments, which may have an adverse impact on our growth strategy.

Historically, we have focused our sales and marketing efforts on large, multi-site health care providers, but over the past year we began implementation of a plan to expand our sales and marketing efforts into the smaller hospital segment, and we may in the future expand our sales and marketing efforts into additional market segments.

This type of expansion is subject to many of the risks inherent in establishing a new business enterprise, and acceptance of our products and services in new market segments will depend on our ability to, among other things, successfully:

•	refine and adapt our products and services for new or different applications;

•	offer our products and services at price points that are competitive in the market segment;

•	create and develop demand for and market acceptance of our products and services in the market segment;

•	market, promote, and distribute our products and services, and establish public awareness of our brand in the market segment;

•	compete with other companies already in the market segment; and

•	establish and maintain sufficient internal marketing, sales, and customer service infrastructures to support these efforts.

Although customers in the small hospital market segment are closely related to the large, multi-site health care providers, there can be no assurance that we will be able to successfully implement our expansion plans and enter this market segment. Successful implementation of this and other expansion plans will require considerable resources and expenditures, which could have an adverse effect on our results of operations or financial position. In addition, if we are unable to successfully enter the smaller hospital market segment, it could affect the execution of our overall growth strategy, and we may not be able to expand our business or increase our revenues at the rates we currently contemplate.

We have incurred substantial operating losses in the past.

We have incurred substantial operating losses in each fiscal year since our inception in December 1998, and it is possible that we will continue to incur operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $64.5 million at December 31, 2007. If our revenue does not grow to offset our expenses or if our operating expenses exceed our expectations, we may not be profitable and may incur substantial additional operating losses. Our ability to achieve and maintain annual profitability will depend on, among other things, our ability to market successfully our solution, implement our plan to enter the smaller hospital market segment, create new product offerings, respond to competitive developments, and attract and retain qualified sales, technical, and management employees. Even though we may achieve profitability, we may not be able to maintain profitable operations on an annual basis.

We may not be able to raise additional capital on acceptable terms to fund our operations and develop product enhancements, which could adversely affect our growth prospects.

We expect our cash resources and our existing line of credit arrangements to be sufficient to meet our working capital and capital expenditure needs for the next twelve months. We may need to raise additional funds, however, through public or private debt or equity financings, strategic relationships, or other arrangements in order to, among other things:

•	develop new technologies;

•	enhance existing product lines, such as expanding our advanced visualization tools product line to apply to additional clinical specialties;

•	fund additional sales and marketing programs; or

•	hire additional personnel, particularly to expand sales, marketing, and research and development.

If it becomes necessary to raise additional funds, our ability to operate our business could be adversely affected if we are unable to identify additional sources of capital to fund these activities on acceptable terms.

The loss of Ascension Health or other major customers could materially and adversely affect our results of operations and financial condition because portions of our future revenues are tied to continuing relationships with significant customers.

We have historically depended on a small number of customers for a substantial portion of our sales, and we are dependent on Ascension Health for a large portion of the revenue to come from our contracted backlog. Contracted future revenue from Ascension Health was approximately $32.2 million, or 22%, of our contracted backlog at December 31, 2007. In addition, our future revenue and growth significantly depend on our ability to sell add-on functionality and new products to existing multi-facility customers such as Ascension Health.

As a result, the loss of Ascension Health or any other major customers or their failure to renew maintenance and support agreements with us could have a material adverse effect on our revenue and operating results.

In the future we may undertake additional acquisitions, which could result in integration risks, operating difficulties, dilution, or other adverse financial consequences.

In November 2005, we acquired Camtronics, which added a new suite of cardiology tools to our advanced visualization software offering, increased our customer base by approximately 300 medical facilities, and increased our employee headcount by 212 employees. We may undertake additional acquisitions if we identify companies with desirable and compatible applications, products, services, businesses, or technologies. However, identification and consummation of an acquisition may impose significant strains on our management, operating systems and financial resources. The pursuit of an acquisition may divert the attention of management and cause us to incur various expenses identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. If we acquire an additional business, we may not be able to integrate the acquired operations successfully with our business or we may not achieve the anticipated benefits from the acquired business. If we are unable to integrate any new business successfully, we could be required either to dispose of the acquired operation or to undertake changes to the acquired operations in an effort to integrate them with our business. In either event, our business operations and financial condition could suffer a material adverse effect. In addition, an acquisition could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Acquisition financing, if needed, may not be available on favorable terms. Further, there can be no assurance that a future acquisition will not have an adverse effect upon our operating results, particularly during periods in which the operations of the acquired business are being integrated into our operations.

We are dependent on our senior executive management, and the loss of any member of senior executive management may prevent us from managing and growing our businesses effectively.

Our success depends largely on the continued service of our senior executive management, including Charles A. Jett, Jr., our Chairman, President and Chief Executive Officer, and Chris E. Perkins, our Chief Operating Officer. We have entered into executive employment agreements with these and other key members of senior executive management. Terms of the employment agreements with Mr. Jett and Mr. Perkins are two years and one year, respectively, with automatic renewal on a day-by-day basis thereafter unless we or they give notice to stop the automatic renewal. The loss of any of our senior executive officers could have an adverse impact on our ability to manage and grow our business effectively. We cannot assure you that in such an event we would be able to replace any member of senior executive management in a timely manner, or at all, on acceptable terms.

We depend on highly specialized personnel, and the loss or failure to identify, hire, motivate, and retain additional highly specialized personnel could adversely affect our ability to grow our business.

Our future success and the execution of our growth strategy depend on our continuing ability to identify, hire, develop, motivate, and retain highly specialized personnel for technical and sales positions within our organization. For example, when hiring an advanced visualization software engineer, we generally seek individuals with advanced post-graduate degrees in specialized fields. We also must identify experienced candidates for sales positions who can effectively communicate the cost, clinical, and information technology benefits of our products to multiple constituents at our target customers. Our competitors, employers in other industries, academic institutions, and governmental entities and organizations also often seek persons with similar qualifications. As a result, we may not be able to identify and hire the personnel we need in a timely manner.

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

We resell third-party computer hardware components from numerous companies, including Dell Inc., IBM Corporation, Network Appliances, Inc., EMC Corporation and Carestream Health, Inc., as part of our solution. As the cost of third-party hardware components continues to decline, our revenue from third-party component sales and installation and, consequently, our overall revenue per individual sale may also decline. If we cease selling third-party hardware components as part of our solution or if the vendors of these products, some of whom are also competitors, curtail or delay our ability to resell them as part of our solution, we may be limited in our ability to provide our customers with a complete solution, and our revenue, profit, and reputation may decline. Our implementation capabilities and performance also may be adversely affected if our customers are required to obtain the necessary third-party components on their own.

Our customers depend on third-party reimbursement. A reduction or other change in third-party reimbursements to our customers could negatively affect our business by reducing the demand for our products or adversely impacting our pricing.

We sell our products to hospitals, clinics, imaging centers and other health care providers which typically bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs. Third-party payors increasingly challenge the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. We cannot predict what changes third-party payors will make to their reimbursement methods. Third-party payors can indirectly affect the pricing or relative attractiveness of our products by regulating the maximum amount of reimbursements, may decrease the amount which physicians, clinics and hospitals are able to recover for such services, and may reduce the number and complexity of medical images. A reduction in the use or reimbursement of digital medical images may lead to our customers decreasing their capital investment budgets, which could significantly reduce the demand for our products.

If we fail to obtain or maintain necessary FDA clearances for our products, if such clearances are delayed, or if our products are subject to FDA recall, we will be unable to distribute and market some of our products.

Our advanced visualization software products are subject to FDA regulation of medical devices. Medical devices are a highly regulated class of products. The FDA regulates the development, testing, manufacturing, labeling, promotion, and record-keeping procedures for medical devices, including imaging software and systems. The process of obtaining FDA marketing clearance for new products and new applications for existing products can be time consuming and expensive. The FDA has granted us marketing clearance, pursuant to the 510(k) pre-market notification process, for our currently marketed uses of our advanced visualization tools. Before we can market other clinical uses of our advanced visualization tools, generally we must seek 510(k) clearance for the additional clinical uses. We cannot assure you that the FDA will grant clearance for future uses of our advanced visualization tools, that such clearance will be broad enough to allow all the requested new uses, that such clearance will not be delayed, or that once clearance is obtained, it will not be necessary for us or the FDA to recall one or more of our products. Also, the FDA may not grant clearance with respect to our future products or enhancements, or future FDA reviews may involve delays that could adversely affect our ability to market such future products or enhancements. Moreover, our future products or enhancements may be subject to the FDA’s more lengthy and expensive pre-market approval process if we are unable to demonstrate that such products and enhancements meet the FDA’s requirements regarding similarity to pre-existing approved devices.

Furthermore, it is possible that even if we receive required regulatory clearances and approvals from the FDA to market a given product, these clearances and approvals may include limitations on the indicated uses of the product. Also, the FDA can withdraw product clearances and approvals due to failure to comply with regulatory standards, quality system manufacturing regulations, unapproved manufacturing changes, or, if unforeseen problems arise after initial approval, the FDA could also limit or prevent our distribution of products. We might conduct a voluntary recall or the FDA could recall such products if it deems them defective, a health risk, or in violation of FDA regulations. These regulations depend heavily on administrative interpretation, and any such future interpretations could adversely affect us. The FDA may also inspect us and our facilities from time to time, or the facilities of our suppliers, to determine whether we are in compliance with quality system regulations and current good manufacturing practices. If the FDA determines that we are not in compliance with such regulations, it could require us to correct these deficiencies or could suspend the manufacture and sale of the products. The agency could also impose civil penalties, including fines, recall or seize products and, in extreme cases, impose criminal sanctions.

If we fail to comply with other potentially applicable health care regulations, we could face substantial penalties.

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

Our business exposes us to a risk of product liability claims and other adverse effects of product failures. We provide products that, among other things, assist in clinical decision-making, provide access to patient medical image information and assist in creating patient treatment plans. Although no one has brought a claim against us to date alleging that they suffered damages due to a defect or other failure of any of our products, our customers or their patients may assert claims against us in the future if our software fails to provide accurate and timely information. A product liability claim can cause us to incur significant legal defense costs and adverse publicity regardless of the claim’s merit or eventual outcome. If we are required to pay damages that exceed our insurance coverage to one or more plaintiffs, such payments could significantly harm our financial condition. A product liability claim also could harm our reputation and lead to a decline in revenue. We attempt to limit by contract our liability for damages arising from negligence, errors, or mistakes. Despite this precaution, such contract provisions may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not be sufficient to cover one or more large claims against us or otherwise continue to be available on terms acceptable to us. In addition, the insurer could disclaim coverage as to any future claim.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas to compete more effectively with us.

We rely on a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. In addition, we have filed patent applications to protect certain aspects of our software technology. We cannot assure you that these patent applications will result in patents being issued in the U.S., Europe, or Japan, or that such patents will be issued in a form that will be advantageous to us. Even if we obtain such patents, they may be challenged, invalidated, or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Additionally, because we use or include open source software, which is not proprietary, in the components of some of our products, our competitors may freely use such open source software, and in certain circumstances may freely use such components. This could harm our competitive position, decrease our market share or otherwise harm our business.

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

Substantial intellectual property litigation and threats of litigation exist in our industry. We expect that digital image visualization software, image management software, and open source software products may become increasingly subject to third-party infringement or other claims as the number of competitors grows and the functionality of products increases. Any claims, with or without merit, could have the following negative consequences:

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

Our amended and restated certificate of incorporation and bylaws contain a number of provisions that may delay, deter, or inhibit a future acquisition or change in control that is not first approved by our board of directors. This could occur even if our stockholders receive an attractive offer for their shares or if a substantial number, or even a majority, of our stockholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain approval from our board of directors prior to pursuing a transaction. Provisions that could delay, deter, or inhibit a future acquisition or change in control include the following:

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

Our principal offices occupy approximately 43,500 square feet of leased office space in Birmingham, Alabama, under a lease that expires in March 2010, and 79,500 square feet of owned office and manufacturing space, including approximately 13 acres of land, in Hartland, Wisconsin. We also maintain a customer support facility consisting of approximately 14,500 square feet of leased office space located in Ottawa, Ontario, under a lease that expires in December 2009; a research and development facility consisting of approximately 2,000 square feet of leased office space in Winter Park, Florida, under a lease that expires in October 2008; and a research and development facility consisting of approximately 2,400 square feet of leased office space located in Hartland, Wisconsin, under a lease expiring in April 2010. We believe our current facilities are adequate for our current needs.

During the third quarter of 2006 we, as part of the integration of Camtronics, vacated a leased facility and combined the operations formerly at that facility with another existing facility. In connection with that action, we identified and recorded a liability arising from the continued lease obligation, which extends through January, 2013. That liability was $0.6 million at December 31, 2007 ($1.1 million at December 31, 2006) and is included in our balance sheet in other long-term liabilities. The facility has been subleased to another entity.

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

Market for Common Stock

Our common stock began trading on the NASDAQ Global Market under the symbol “EMAG” on February 9, 2005. Prior to such date, there was no established public trading market for our common stock. As of March 3, 2008, the 21,456,008 outstanding shares of our common stock were held by 63 holders of record. The closing price per share of our common stock on the NASDAQ Global Market on March 3, 2008 was $2.79.

The following table presents the range of share prices for each quarter in the two year period ended December 31, 2007:

2006 Quarter Ended	High	Low

March 31, 2006	$18.82	$15.30
June 30, 2006	17.90	12.90
September 30, 2006	15.96	13.39
December 31, 2006	$16.53	$13.79

2007 Quarter Ended	High	Low

March 31, 2007	$15.58	$9.75
June 30, 2007	11.89	7.42
September 30, 2007	10.25	7.90
December 31, 2007	$8.66	$3.08

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock for the foreseeable future. Instead, we currently intend to retain all future earnings, if any, for use in the operations of our business and to fund future growth. Any future decision to declare and pay dividends will be at the discretion of our board of directors, after taking into account our financial results, capital requirements, and other factors it may deem relevant. Covenants in our loan and security agreement currently prohibit us from paying dividends or making other distributions.

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

Since the initial public offering of our stock and through December 31, 2007, we have spent approximately $13.4 million of such net proceeds on capital purchases, substantially all of which was spent on purchases of equipment, and an additional $40.4 million of the net offering proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the twelve-month period ended December 31, 2007.

Stock Performance Graph

The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the Hemscott Business Software and Services Index (the Hemscott Group Index) over the period February 9, 2005 (the first trading date of our common stock) through December 31, 2007. The graph assumes $100 invested at February 9, 2005 in our common stock and in each of the market indices, with reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EMAGEON INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of operations data for the years ended December 31, 2005, 2006 and 2007 and consolidated balance sheet data as of December 31, 2006 and 2007 are derived from our audited consolidated financial statements and related notes contained elsewhere in this document. The consolidated statements of operations data for the years ended December 31, 2003 and 2004 and the balance sheet data as of December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements that do not appear in this filing. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. Amounts are expressed in thousands, except per share data.

	Year Ended December 31,
	2003	2004	2005	2006	2007

Consolidated Statements of Operations Data(1)(2):
Revenue:
System sales	$17,234	$33,441	$50,041	$75,340	$51,140
Support services	6,341	13,059	25,023	48,165	53,485

Total revenue	23,575	46,500	75,064	123,505	104,625

Cost of revenue:
System sales	10,227	21,452	28,316	43,333	28,551
Support services	7,777	11,426	15,921	24,331	27,819

Total cost of revenue	18,004	32,878	44,237	67,664	56,370

Gross profit	5,571	13,622	30,827	55,841	48,255

Operating expenses:
Research and development	4,875	6,197	11,652	17,368	20,179
Sales and marketing	6,403	9,377	12,238	18,459	18,285
General and administrative	4,802	7,498	10,945	17,028	13,750
Amortization and write-off of intangible assets related to Camtronics acquisition	—	—	993	3,540	1,381
Integration costs related to Camtronics acquisition	—	—	244	5,369	—
Employee severance and related expenses	—	—	—	—	2,001
Loss on disposal of property and equipment	—	—	—	437	553

Total operating expenses	16,080	23,072	36,072	62,201	56,149

Operating loss	(10,509)	(9,450)	(5,245)	(6,360)	(7,894)
Interest (expense) income, net	(850)	(1,022)	248	328	809

Net loss	$(11,359)	$(10,472)	$(4,997)	$(6,032)	$(7,085)

Net loss per share, basic and diluted	$(5.79)	$(4.07)	$(0.28)	$(0.29)	$(0.33)

Weighted average shares, basic and diluted	1,973	2,590	17,975	20,936	21,385

Selected Cash Flow Data:
Cash (used in) provided by operations	$(2,377)	$4,959	$(1,881)	$7,263	$(3,177)

	As of December 31,
	2003	2004	2005	2006	2007

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,340	$5,995	$15,520	$23,008	$17,034
Marketable securities	—	—	4,951	—	—
Intangible assets, net	8,000	6,873	34,277	30,090	27,604
Total assets	29,050	41,768	117,944	113,012	99,294
Total debt and capital lease obligations	8,467	9,489	3,749	961	89
Redeemable preferred stock	30,282	30,348	—	—	—
Total (deficit) stockholders’ equity	$(23,535)	$(32,370)	$63,639	$65,107	$62,296

(1)	On November 1, 2005, we acquired Camtronics Medical Systems, Ltd., and on May 30, 2003, we merged with Ultravisual Medical Systems Corporation. Both the acquisition and the merger were accounted for as purchases under Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the results of operations of Camtronics Medical Systems, Ltd. and Ultravisual Medical Systems Corporation have been included in the accompanying consolidated financial statements since the respective dates of acquisition. For more information, see Note 4 of the notes to our consolidated financial statements.

(2)	Certain reclassifications have been made to prior years’ financial data to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We provide an enterprise-level information technology solution for the clinical analysis and management of digital medical images within multi-hospital networks, community hospitals, and diagnostic imaging centers. Our solutions consist of advanced visualization and image management software for multiple medical specialties (such as cardiology, radiology, and orthopedics), comprehensive support services, and third-party components. Our web-enabled advanced visualization software, which is hosted by the customer, provides physicians across the enterprise — in multiple medical specialties and at any network access point — with dynamic tools to manipulate and analyze images in both a 2D perspective and a 3D perspective. With these tools, physicians have the ability to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening, and therapy planning. Our open standards-based solutions are designed to help customers improve staff productivity, enhance revenue opportunities, automate complex medical imaging workflow, lower total cost of ownership, and provide better service to physicians and patients.

Subsequent to its press release and related filing of its Current Report on Form 8-K with the Securities and Exchange Commission regarding its 2007 earnings, the Company determined that certain adjustments were required to be made to the financial information contained in the press release and Form 8-K. The adjustments were not material to the results of operations or financial condition of the Company, and the adjusted financial information has been included in this Annual Report on Form 10-K.

Our fiscal year ends on December 31. References below to annual periods or years refer to the fiscal years ended December 31.

Results Overview

Total revenue for 2007 was $104.6 million, a 15.3% decrease from total 2006 revenue. The decline was comprised of a 32.1% decrease in system sales revenue, partially offset by an 11.0% increase in support services revenue. The decline in system sales revenue was the result of a substantial decline in sales orders for our large hospital and hospital network radiology products, the market for which has entered a mature phase and which now consists largely of replacement sales. Our gross margin percentage was relatively stable in 2007 compared to 2006 at 46.1%, consisting of a 44.2% gross margin on system sales and a 48.0% gross margin on support services revenue, both generally in-line with 2006 levels. Our total research and development, sales and marketing, and general and administrative expenses for 2007 were $52.2 million, down $0.7 million from the 2006 level. Our net loss was $7.1 million in 2007, which included $2.0 million in costs of employee severance and related expenses, compared to a net loss of $6.0 million in 2006, which included $5.4 million in costs of integration into our operations of Camtronics, a company we acquired in late 2005.

Our bookings of new orders for system sales and support services for 2007 were $92.7 million, down by $29.5 million from the 2006 level. At December 31, 2007 we had $149.1 million in contracted orders backlog, of which $131.4 million were support services orders, compared to $158.4 million at December 31, 2006, of which $121.7 million were support services orders. We expect to recognize revenue from our backlog of $57.6 million in 2008, $30.5 million in 2009, and the remainder by 2013. Our orders backlog increases as we enter into new contracts, and decreases as we earn and recognize revenue from those orders.

Significant Events in 2007

During the year ended December 31, 2007 we continued to focus on our core set of long-term strategic goals. We believe the following 2007 events were significant with respect to accomplishment of those goals:

•	In the third quarter of 2007 we introduced RadSuite Express, our standardized offering of content management, advanced visualization and workflow tools originally aimed at the less penetrated market of hospitals with fewer than 200 beds. As the architecture and configuration have matured, we have come to believe that RadSuite Express is an appropriate solution for a larger portion of the market than originally anticipated.

•	We added new customers and deepened relationships with existing customers. At December 31, 2007 we had contractual relationships with 604 hospitals, up from 588 at the end of 2006. Of these hospitals, 504 had installed one or more of our products, up from 460 at the end of 2006.

•	We converted 81 cardiology customers to five year maintenance and support agreements in place of the historical one year renewal agreements.

•	We began a systematic process to thoroughly evaluate every area of our business and, as a part of that process, we implemented a plan to reorganize our management team. Notably, in 2007 Chris E. Perkins succeeded Grady O. Floyd as our Chief Operating Officer, and on March 31, 2008 John W. Wilhoite will succeed W. Randall Pittman as our Chief Financial Officer and Treasurer. As a result, in 2008 there will be new leadership at the executive levels in our operations, finance, sales, and marketing areas with a commitment to rationalize our cost structure, focus on product development and product management, and improve our profitability.

•	In May 2007, we acted to align our operating expenses with the current level of our revenue by reducing our workforce through elimination of existing positions and normal attrition, eliminating thirty positions in the customer service and research and development areas.

Sources of Revenue

A typical sale of our solution is comprised of system sales and support services. Revenue from system sales is derived from the licensing of our Advanced Visualization, Clinical Content Management, and Clinical Workflow for RadSuite and HeartSuite (collectively referred to as our Enterprise Visual Medical System, or EVMS), as well as from sales and integration of third-party components that are required to implement our solution. Support services revenue is derived from fees related to the implementation, training, and on-going customer support of our solution.

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

Ascension Health, the largest not-for-profit hospital system in the United States, is our largest customer. Revenue associated with facilities controlled by Ascension Health accounted for approximately 17% of our total revenue in 2007, and accounted for 22% of our total contracted backlog at December 31, 2007. We anticipate that Ascension Health will continue to be a significant customer as we continue to support our existing installations as well as sign add-on orders and new order addenda with additional Ascension Health facilities.

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

Gross Profit

Our overall gross profit percentage has improved during the last three fiscal years due to an increase in the software content of our system sales and in recurring support services revenue derived from our growing installed base of customers. Gross profit from system sales varies based on several factors, including:

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

Sales and Marketing.  Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs, allocated overhead, and sales commissions. Sales and marketing expenses may increase as we expand our selling and marketing activities associated with existing and new product and service offerings to existing and new customers, and build brand awareness.

General and Administrative.  General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses, and allocated overhead. General and administrative expenses may increase with added personnel and as we incur additional professional fees and administrative costs related to the growth of our business and operations, including additional compliance costs in connection with public company corporate governance and financial reporting requirements.

Initial Public Offering And Camtronics Integration

On February 14, 2005, we completed our initial public offering of common stock. We sold 5.0 million shares of our common stock at a price of $13.00 per share. On February 15, 2005, our underwriters exercised the over-allotment option to purchase an additional 750,000 shares at a price of $13.00 per share. Total proceeds from the initial public offering, net of underwriting discounts and offering expenses, were $67.2 million. At December 31, 2007, we had 21,626,155 shares of common stock issued, 21,450,398 shares of common stock outstanding, and 10,869 warrants to purchase shares of our common stock outstanding at an exercise price of $5.52 per share.

On November 1, 2005, we acquired all the stock of Camtronics Medical Systems, Ltd., based in Hartland, Wisconsin, for $40.4 million in cash. As of December 31, 2006, we had completed the integration of Camtronics into the Company.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.

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

The following is a summary of our product warranty and guarantee and our related accounting policies for these agreements:

•	Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to a portion of the fees paid by the customer over a portion of the contract term. We have not previously incurred costs to settle claims or pay awards under these indemnification provisions. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2007.

•	We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. We provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. As of December 31, 2007 we have a liability of $0.44 million in our balance sheet for these obligations.

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

Research and Development Costs.  Research and development costs are charged to expense as incurred. However, costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized as incurred after technological feasibility has been established and capitalization ceases when the software is generally available for release. Judgment is involved in determining when technological feasibility is reached. We believe that technological feasibility is reached when we have completed a working model. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in technologies. Costs deemed not recoverable are charged to expense. Costs that are capitalized primarily consist of the direct labor and related benefits of employees and the costs of third-party consultants, if applicable.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding three years or, if a shorter period, in proportion to expected revenue from the product.

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

We test the amount recorded as goodwill in our balance sheet for possible impairment annually, in our case as of October 1 of each year, or more often if circumstances exist that may in our judgment indicate impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. We identify potential impairment by comparing the fair value of our company, which we define as the amount at which our company could be bought or sold in a current transaction between willing parties, to the carrying amount (net book value) of our company in our financial statements, including amounts recorded as goodwill. At October 1, 2007, our common stock closed at a price of $8.08 per share on the NASDAQ Global Market, a per share price well in excess of our net book value per share at that date. At December 31, 2007, the end of our fiscal year, our common stock closed at a price of $4.03 per share on the NASDAQ Global Market, again a per share price in excess of our net book value per share. In the periods since December 31, 2007, our common stock has at times closed on the NASDAQ Global Market at a per share price less than our book value per share, an event which, in the absence of other indicators, would be considered an indicator of possible impairment of our recorded amount of goodwill in our balance sheet. However, during this same period the Company determined based on objective evidence that the fair value of the Company is such that impairment of its goodwill is not indicated. We are continuing to monitor this situation. However, should circumstances change, it is possible that we would conclude that impairment has occurred, resulting in a revaluation of our recorded amount for goodwill and our other assets and liabilities, and an adverse effect on our reported results of operations and financial condition.

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

	Year Ended December 31,				Year Ended December 31,
	2007	2006	Change	Change (%)	2006	2005	Change	Change(%)
	(In thousands except percentages)				(In thousands except percentages)

System sales	$51,140	$75,340	$(24,200)	(32.1)%	$75,340	$50,041	$25,299	50.6%
Support services	53,485	48,165	5,320	11.0%	48,165	25,023	23,142	92.5%

Total revenue	$104,625	$123,505	$(18,880)	(15.3)%	$123,505	$75,064	$48,441	64.5%

Total revenue for 2007 was $104.6 million, a 15.3% decrease from 2006 revenue of $123.5 million. Revenue growth in 2006 was the result of both the organic growth of our products and our acquisition of Camtronics and its cardiology line of products in late 2005. As further explained below, total revenue declined significantly in 2007 as a result primarily of slow market demand in the market segments of the medical imaging industry in which we compete.

System sales revenue declined by $24.2 million, or 32.1%, in 2007 compared to 2006. Sales of cardiology products were slightly higher in 2007 compared to 2006, while sales of our radiology products declined significantly. The decline is the direct result of a decline in system sales orders in 2007 of $29.5 million, or 24%, compared to 2006. Our historical primary market for PACS radiology systems for large hospitals and large hospital networks entered a mature phase in 2007. Demand in that market now consists largely of replacement of existing legacy radiology systems, which lengthens the sales cycle and makes the timing of large orders more difficult to anticipate. We expect these conditions in the large system radiology market to continue at least throughout 2008, but expect more positive market conditions in our cardiology and small hospital markets.

System sales revenue for 2006 was $75.3 million, a 50.6% increase over 2005 systems sales revenue of $50.0 million. The acquisition of Camtronics on November 1, 2005 was a contributing factor in our 2006 system sales revenue growth, but our system sales excluding cardiology products grew as well, by approximately 19% in 2006. This growth was the result of greater numbers of systems installations for both existing and new customers, and of greater acceptance of our products in the marketplace in that period, particularly with multi-facility health care providers. Growth in our radiology line of products was driven in equal parts by increased sales of software and third-party components, with our sales of software licenses particularly strong with existing customers.

Support services revenue was $53.5 million in 2007, an increase of $5.3 million, or 11.0%, over the 2006 level. The increase occurred primarily in our cardiology business on an expanded installed base with our customers and cardiology product upgrades distributed in 2007. Support services revenue consists primarily of professional services and of maintenance revenue from our customers who subscribe to our ongoing maintenance services. Professional services revenue is ancillary to system sales revenue, and thus will grow as the number of new system installations or system additions grows, and maintenance revenue will grow as system installations grow and as the number of our customers who subscribe to our maintenance services increases. Support services revenue in our radiology business grew only marginally in 2007 as the result of the decline in our radiology system sales revenue.

Support services revenue grew by 92.5% to $48.2 million in 2006 from its 2005 level of $25.0 million. Our acquisition of Camtronics on November 1, 2005 was a contributing factor in our support services revenue growth in 2006, but our legacy service offerings grew as well, by 38% in 2006 to over $32.0 million. Both the professional services and system maintenance components of support services revenue grew substantially in 2006.

Gross Margin

The following table sets forth gross margin earned on revenues for the three years in the period ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005

Revenue:
System Sales	$51,140	$75,340	$50,041
Support Services	53,485	48,165	25,023

Total	104,625	123,505	75,064

Cost of Revenue:
System Sales	28,551	43,333	28,316
Support Services	27,819	24,331	15,921

Total	56,370	67,664	44,237

Gross Profit:
System Sales	22,589	32,007	21,725
Support Services	25,666	23,834	9,102

Total	$48,255	$55,841	$30,827

Gross Margin:
System Sales	44.2%	42.5%	43.4%
Support Services	48.0%	49.5%	36.4%
Total	46.1%	45.2%	41.1%

System sales gross margin was 44.2% in 2007, an increase of 1.7 percentage points over the 2006 level. The relative mix of software to hardware comprising our system sales and the relative mix of radiology to cardiology sales in a given period can have a significant impact on the level of gross margin earned on system sales. We purchase hardware from third parties for purposes of filling the orders of our customers, and therefore earn a relatively low margin on these sales relative to software sales, which generally carry high gross margins. Cardiology products in general earn slightly lower gross margins than radiology products. In 2007, sales of both software and hardware were less than in 2006, but hardware sales declined by a greater amount than did software sales, which acted to increase our system sales gross margin. Offsetting this increase and as explained in the revenue section above, cardiology sales increased in 2007 while radiology sales decreased, increasing the relative contribution of cardiology sales to total sales, which acted to reduce our 2007 gross margin percentage. Our radiology software gross margin was slightly down in 2007 compared to 2006, generally due to volume and pricing considerations.

We expect system sales gross margins on an annual basis in the mid-forty percent range going forward. However, we also expect a continuation of competitive pressures, which could act to lower our system sales gross margin, and we expect fluctuations in the system sales margins we earn quarter to quarter depending on the sales mix factors described above.

System sales gross margin was 42.5% in 2006 compared to 43.4% in 2005, a decline of 0.9 percentage points. This decline in system sales margin is related primarily to our acquisition of Camtronics on November 1, 2005 and the inclusion of a full twelve months of cardiology product line revenue and costs in our revenue and gross margin in 2006. This lower cardiology margin for the year met our initial expectations, though these margins were lower in the first half of 2006 due to one-time acquisition accounting adjustments to revenue deferred by Camtronics prior to the acquisition. Additionally, our gross margin on the third-party components of radiology system sales was approximately two percentage points lower in 2006 than in 2005 due primarily to pricing considerations. Gross margin earned on the software component of radiology system revenue was flat with 2005 as a percentage of software revenue, and the relative mix of the hardware and software components of radiology revenue was approximately the same in 2006 as in 2005.

Support services gross margin was 48.0% in 2007, a decrease of 1.5 percentage points from the 2006 level. Both professional services revenue and maintenance revenue can provide significant cost leverage with respect to gross margin earned in periods of increasing support services revenue, or can adversely affect gross margin in periods of slower growth in revenue because of the fixed nature of the costs of support services revenue, generally labor and overhead and third-party consultant costs. In 2007, our support services gross margin was adversely affected by a lower volume of system installations, by increased use of third-party consultants in the support area, and by the increased costs of support personnel whose duties in 2006 were primarily administrative in nature and whose costs were charged to general and administrative expense in that period. Somewhat offsetting these increased costs were savings derived from our reduction in workforce in May 2007.

Support services gross margin was 49.5% in 2006, an increase of 13.1 percentage points over the 2005 margin of 36.4%. In 2006, we benefited substantially from the cost leverage described above, as the investments made in prior years in support services headcount and technology were spread over an increasing base of revenue-providing customers in both the professional services and maintenance areas, and as that labor force increased its efficiencies in service activities. Correspondingly, support services revenue in 2005 earned a much lower gross margin as our increased investments in employees and technology had just been made and we had a smaller installed base of customers. In addition, we benefited from inclusion of a full twelve months of cardiology support services revenue in 2006, as cardiology support services typically earn a slightly higher gross margin than radiology support services.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

Total research and development, sales and marketing, and general and administrative expenses for the year ended December 31, 2007 were $52.2 million compared to $52.9 million in the corresponding prior year period, a decrease of $0.7 million, or 1.2%, the result primarily of reduced general and administrative expenses due to a change in the year to year duties of some of our personnel, offset by increased research and development expenses caused by higher utilization and higher costs of outsourced development activities. The decline of 1.2% in these expenses in 2007 compares to a total revenue decline over the same period of 15.3%. As a percentage of revenue, these expenses in total increased to 49.9% in 2007 compared to 42.8% in 2006 as the result of a 15.3% decline in revenue without a corresponding decline in these expenses.

We expect our research and development expenses to continue to increase as we continue to seek product improvements, while general and administrative expenses should remain relatively stable. Sales and marketing expenses may increase as the result of our efforts to seek new markets and customers and further penetrate our existing markets and customer base.

Research and Development (R&D)

	Year Ended December 31,				Year Ended December 31,
	2007	2006	Change	Change (%)	2006	2005	Change	Change(%)
	(In thousands except percentages)				(In thousands except percentages)

R&D Expense	$20,179	$17,368	$2,811	16.2%	$17,368	$11,652	$5,716	49.1%
% of Revenue	19.3%	14.1%			14.1%	15.5%

The increase in research and development expenses in 2007 of $2.8 million, or 16.2%, is the result of a higher level of utilization and higher costs of outsourced research and development and related services. We engaged additional third-party consultants in 2007 in an effort to improve our software product offerings and their delivery to customers, and expect that effort to continue through 2008. In addition, in 2006 we utilized a portion of our cardiology research and development personnel to fulfill customer obligations existing at the date of our acquisition of Camtronics, and accordingly charged costs related to that effort to costs of revenue rather than research and development. Those personnel returned to research and development activities in 2007. Partially offsetting the effects of these increases in research and development was a reduction in our research and development salaries and benefits expense resulting from our reduction in engineering workforce in May 2007.

The increase in research and development expense in 2006 compared to 2005 of $5.7 million, or 49.1%, is almost entirely the result of the acquisition of Camtronics on November 1, 2005 and the inclusion of the former Camtronics research and development expenses in our financial statements for a full twelve month period in 2006. Increased research and development expense resulting from the Camtronics acquisition aside, the level of increase in research and development expense in 2006 was minimized by a decline in direct headcount and related expenses and in the number of operations personnel performing research and development activities as the result of the consolidation of engineering staffs between the companies and the efficiencies that resulted from that consolidation. Partially offsetting the effects of the decline in headcount were increased research and development overhead expenses, primarily depreciation, related to the upgrade of laboratory facilities during 2005 and 2006 and the physical consolidation of facilities into a single location in 2006, and increased stock-based compensation expense recognized in 2006 as the result of initial adoption of SFAS No. 123R.

Sales and Marketing (S&M)

	Year Ended December 31,				Year Ended December 31,
	2007	2006	Change	Change (%)	2006	2005	Change	Change(%)
	(In thousands except percentages)				(In thousands except percentages)

S&M Expense	$18,285	$18,459	$(174)	(0.9)%	$18,459	$12,238	$6,221	50.8%
% of Revenue	17.5%	14.9%			14.9%	16.3%

Sales and marketing expense, which consists primarily of salaries and related benefits, sales commissions, travel, and expenses related to exhibits and trade shows, was relatively flat in 2007 compared to 2006. Salaries and related benefits were down for the year on slightly reduced headcount, and sales commissions were slightly up for the year. Sales commissions are earned based on achievement of various milestones in completion of individual sales, including customer payment, and are recorded as expense over the period earned. Sales orders in 2007 were concentrated in fewer individual sales personnel than in 2006, resulting in a higher rate of commission for those personnel, and we sold a significant number of five year service contract renewals in our cardiology business in place of the historical one year service contracts. These factors acted to slightly increase commissions expense in 2007 despite a lower level of sales orders compared to 2006. Combined travel, exhibits and trade shows expenses were marginally higher than in 2006.

The increase in sales and marketing expense in 2006 compared to 2005 of $6.2 million, or 50.8%, is largely the result of the acquisition of Camtronics on November 1, 2005 and the reflection in the 2006 financial statements of a full twelve months of the former Camtronics’ sales and marketing expenses, and related cross-training of the sales staffs and cross-selling activities between the radiology and cardiology product lines. Increased sales and marketing expenses in 2006 were, however, also the result of our efforts to extend our product base to existing and prospective customers and to increase awareness of our products in the marketplace. Accordingly, expenses were approximately $0.6 million higher in 2006 than in 2005 in the combined areas of advertising, targeted marketing and market research, customer relations, and trade show attendance and related expenses. In addition, stock-based compensation expense under SFAS 123R added approximately $0.5 million to 2006 sales and marketing expense. Partially offsetting these increases were declines in personnel and related expenses reflecting a slight decline in sales and marketing headcount in 2006, and in commissions expense, which declined despite increased revenue as the result of a higher percentage of sales to existing customers, which result in lower commission percentage than sales to new customers, and the effects of timing of the earning of commissions and of differences in the types of sales closed and installed in 2006 compared to 2005.

General and Administrative (G&A)

	Year Ended December 31,				Year Ended December 31,
	2007	2006	Change	Change (%)	2006	2005	Change	Change (%)
	(In thousands except percentages)				(In thousands except percentages)

G&A Expense	$13,750	$17,028	$(3,278)	(19.3)%	$17,028	$10,945	$6,083	55.6%
% of Revenue	13.1%	13.8%			13.8%	14.6%

General and administrative expense declined by $3.3 million, or 19.3% in 2007 compared to 2006. In 2006, a portion of our support services personnel were temporarily engaged in duties of an administrative nature, and accordingly their costs were charged to general and administrative expense. These personnel no longer perform administrative duties and therefore their costs are no longer included in general and administrative expense. This change in function, along with reduced executive bonuses in 2007 based on the financial performance of the Company, are the primary cause of reduced 2007 general and administrative expense, partially offset by increased audit and legal expenses related to Sarbanes-Oxley compliance and by an increase in our allowance for doubtful accounts receivable.

The increase in general and administrative expense of $6.1 million, or 55.6%, in 2006 compared to 2005 is the result of the acquisition of Camtronics on November 1, 2005 and resulting inclusion of a full twelve months of Camtronics general and administrative expense in our 2006 financial statements, of our compliance with Sarbanes-Oxley, of stock-based compensation expense, and of our growth in revenue over that period. Our general and administrative staff was augmented in 2006, adding personnel and personnel-related expense of approximately $0.5 million in support of our increased base of employees and public company obligations. In addition and for the same reasons, our insurance, property taxes and similar expenses grew significantly in 2006. The most significant increases in expense in 2006 compared to 2005 were our professional and consulting fees and related expenses incurred in connection with Sarbanes-Oxley compliance (approximately $1.2 million), and our recognition of stock- based compensation expense in accordance with SFAS No. 123R of approximately $1.1 million in excess of the 2005 level.

We expect a future rate of growth in general and administrative expenses of less than that of our other operating expenses and revenue largely due to economies of scale available in most administrative areas.

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

Integration Costs Related to Camtronics Acquisition

We incurred integration costs of $5.4 million in 2006. Integration costs were comprised primarily of employee costs including travel and relocation expenses, severance and related expenses of terminated employees, and the costs of facility closure. We believe that Camtronics was fully integrated into our business as of December 31, 2006.

Employee Severance and Related Expenses

In second quarter 2007 we acted to align our operating expenses with the current level of revenue by reducing our workforce through elimination of certain positions and normal attrition, eliminating thirty positions, primarily in the customer service and engineering areas. In addition, in the second and third quarters of 2007 we terminated the employment of three senior level engineering and sales and marketing executives, and in the fourth quarter of 2007 we accepted the resignation of the Chief Operating Officer of the Company, and incurred expenses for amounts due these executives under their employment agreements with us including, where applicable, the expense of immediate vesting of unvested stock options and restricted stock awards. The total expense of $2.0 million related to our reduction in workforce and termination of executives is included in “Employee severance and related expenses” in the 2007 statement of operations.

Operating Loss

For the year ended December 31, 2007, operating loss increased by $1.5 million as compared to the year ended December 31, 2006. Operations were negatively impacted by our decline in revenue and by employee severance and related costs in 2007 and by Camtronics integration costs in 2006 and 2005. Excluding employee severance and related costs and Camtronics integration costs, our operating loss improved to $1.0 million in 2006 from $5.0 million in 2005, and worsened to $5.9 million in 2007, the result primarily of our 15.3% decline in revenue.

Other Income and Expense

For the year ended December 31, 2007, interest income increased by $0.3 million on increased short-term investment rates, and interest expense declined by $0.2 million on payment of scheduled maturities of debt and capital leases without further borrowing.

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

Certain reclassifications have been made to prior year financial information to provide comparability with the current year presentation.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Dollars in thousands, except per share data)

Revenue:
System sales	$17,269	$17,601	$19,370	$21,100	$13,668	$11,235	$10,706	$15,531
Support services	9,732	12,415	13,641	12,377	13,682	14,341	12,022	13,440

Total revenue	27,001	30,016	33,011	33,477	27,350	25,576	22,728	28,971

Cost of revenue:
System sales	13,284	9,977	10,712	9,360	8,722	6,310	6,327	7,192
Support services	6,218	6,534	6,187	5,392	7,160	6,894	7,311	6,454

Total cost of revenue	19,502	16,511	16,899	14,752	15,882	13,204	13,638	13,646

Gross profit	7,499	13,505	16,112	18,725	11,468	12,372	9,090	15,325
Operating expenses:
Research and development	4,130	4,032	4,601	4,605	5,139	4,668	5,567	4,805
Sales and marketing	4,002	4,589	4,435	5,433	4,392	4,500	4,121	5,272
General and administrative	4,338	3,851	4,495	4,344	3,454	2,752	3,136	4,408
Amortization and write-off of intangible assets related to Camtronics acquisition	885	885	885	885	345	345	346	345
Integration costs related to Camtronics acquisition	1,204	1,077	2,062	1,026	—	—	—	—
Employee severance and related expenses	—	—	—	—	—	578	298	1,125
(Gain) loss on disposal of property and equipment	(20)	4	—	453	169	44	115	225

Total operating expenses	14,539	14,438	16,478	16,746	13,499	12,887	13,583	16,180

Operating (loss) income	(7,040)	(933)	(366)	1,979	(2,031)	(515)	(4,493)	(855)
Interest income, net of interest expense	47	76	93	112	196	227	213	173

Net (loss) income	$(6,993)	$(857)	$(273)	$2,091	$(1,835)	$(288)	$(4,280)	$(682)

Net (loss) income per share-basic and diluted	$(0.34)	$(0.04)	$(0.01)	$0.10	$(0.09)	$(0.01)	$(0.20)	$(0.03)

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

Some important additional factors that could cause our revenue and operating results to fluctuate from quarter to quarter include the length of the sales cycle or implementation time for our solutions, changes in our pricing policies, new product introductions and product enhancements by us or our competitors, technical difficulties or downtime in our solutions, and regulatory compliance costs.

Significant changes in the historical patterns of these factors or the occurrence of unforeseen events could cause our operating results to vary widely from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

As of December 31, 2007 and 2006, our liquidity and net cash position was as follows (in thousands, except ratios):

	December 31
	2007	2006

Working capital*	$21,304	$21,392
Current ratio**	1.66:1.0	1.52:1.0
Cash and cash equivalents	$17,034	$23,008
Short-term borrowings and long-term debt	$89	$961

*	Working capital is total current assets less total current liabilities.

**	Current ratio is the ratio of current assets to current liabilities.

The decline in cash and cash equivalents in 2007 was the result primarily of our net loss for the year. The decrease in short-term borrowings and long-term debt from December 31, 2006 to December 31, 2007 is a result of scheduled debt retirement.

Operating Activities

During the year ended December 31, 2007, net cash used in operations was $3.2 million, representing a decline in cash from operations of $10.4 million from the level of net cash provided by operations in 2006. Our net loss for the year of $7.1 million and adverse changes in some of our working capital accounts, primarily deferred revenue, which declined by $9.1 million, were primarily responsible for the decline in cash from operating activities. Our working capital is affected by the volume of operations from time to time, which can affect our point in time investments in accounts receivable and inventories, by the timing of payments of our trade liabilities and the receipt of payment from our customers, and by the timing of receipt of acceptances of third-party components at our customers’ sites.

During the year ended December 31, 2006, net cash provided by operations was $7.3 million, representing an improvement of $9.1 million over cash used in operations in 2005. The improvement was due primarily to improved operations. In addition, year to year changes in the levels of cash required to maintain accounts receivable and inventories improved our cash position by $12.2 million, which was offset by a decline in cash required for accounts payable of $9.9 million.

During the year ended December 31, 2005, net cash used in operations was $1.9 million, which primarily related to our net loss of $5.0 million and changes in some of our working capital accounts. We experienced significant increases in trade accounts receivable and inventory to be sold to customers during the year. Our accounts receivable balance increased as a result of the timing of customer acceptances as well as the timing of new customer contracts. Our inventory increased as a result of the timing of acceptances of third party components at customer sites. The changes in other working capital accounts were primarily driven by increased volume of operations and the timing of cash payments.

Investing Activities

We used cash of $2.9 million, $0.9 million, and $53.3 million for investing activities during 2007, 2006 and 2005, respectively.

We used $2.7 million, $5.2 million, and $7.7 million for property and equipment purchases during 2007, 2006 and 2005, respectively. Purchases in 2007 were primarily investments in computer equipment and software for internal use and in equipment leased to customers. Capital purchases for 2006 and 2005 related to investments in equipment for internal use, including test equipment for our research and development and quality assurance departments as well as computer equipment and furniture for new and existing personnel, and to improvements to the building we own in Hartland, Wisconsin. Future capital expenditures will be made at a level consistent with our growth, development efforts, and staffing levels.

In November 2005, we used $40.4 million to acquire all the stock of Camtronics.

We used $44.2 million for the purchase of marketable securities and received proceeds of $39.3 million upon the maturity or sale of some of these securities during 2005. Those marketable securities consisted of U.S. government agency obligations and corporate commercial paper, all with maturities of less than one year.

Financing Activities

Net cash provided by financing activities totaled $0.1 million in 2007, $1.1 million in 2006, and $64.5 million in 2005. Net cash provided by financing activities in 2007 consisted of the proceeds of exercise of employee stock options of $0.6 million and a decrease in our restricted cash balance, offset by payment of scheduled maturities of debt and capital lease obligations of $0.9 million. Net cash provided by financing activities in 2006 consisted of $3.9 million in proceeds from issuance of common stock on the exercise of employee stock options, offset by the payment of scheduled debt and lease obligations of $2.8 million. Cash provided by financing activities for 2005 resulted primarily from the completion of our initial public offering. This inflow of cash was partially offset by repayment of our $4.0 million subordinated debt and other payments on borrowings.

The following table summarizes, as of December 31, 2007, the general timing of future payments (including payments of interest) under our outstanding capital and operating lease agreements:

	Payment Due By Period (In thousands)
		Less than			More than
Contractual Cash Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)

Capital lease obligations	$89	$36	$53	—	—
Operating leases	5,085	1,616	2,344	$1,051	$74

Total contractual cash obligations	$5,174	$1,652	$2,397	$1,051	$74

Our April 2004 loan and security agreement with a bank, as amended in April, 2006 and August 2007, provides for borrowing of up to $15.0 million, subject to certain restrictions. Interest accrues at the bank’s prime rate of interest. This agreement is for a term of two years, at the end of which all amounts borrowed become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than our intellectual property and real estate. As of December 31, 2007 and 2006, we had no outstanding balances under this line of credit.

We believe our existing cash, together with future cash flows from operations and available borrowings under our loan and security agreement, if necessary, will be sufficient to execute our business plan in 2008. However, any projections of future cash inflows and outflows are subject to uncertainty. Our future cash requirements will depend on many factors, including our ability to generate revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new markets, the timing of introductions of new products and services, enhancements to existing products and services, and the continuing market acceptance of our solutions. To the extent that our existing cash, together with future cash flows from operations and availability under our loan and security agreement, are insufficient to fund our future activities, we may need to raise additional funds through equity or debt financing. Although we are currently not a party to any binding agreement or letter of intent with respect to any other potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The recent decline in price of our common stock may make the raising of additional equity funding on terms that are acceptable to us more difficult. It is possible that additional funds may not be available to us at all.

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

Recently Issued Accounting Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This pronouncement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands financial statement disclosure of fair value measurements. The Statement does not require any new fair value measurements. The provisions of SFAS 157, as issued, are effective for fiscal years beginning after November 1, 2007. In February, 2008, the FASB released a FASB Staff Position (No. 157-2) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt the provisions of SFAS 157 for its financial assets and liabilities as of January 1, 2008, and for its nonfinancial assets and liabilities as of January 1, 2009, and does not currently expect a material impact on its reported financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our debt instruments do not expose us to material market risks relating to changes in interest rates. Some of the proceeds of our initial public offering were invested in short-term, interest-bearing, investment grade securities pending their application. The value of these securities are subject to interest rate risk and could fall in value if interest rates rise. The effect of a hypothetical one hundred basis point decrease across all interest rates related to our investments would result in an annual decrease of approximately $0.1 million in operating results assuming no further changes in the amount of our investments outstanding at December 31, 2007.

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in short-term certificates of deposit and similar instruments available through our established banking relationships. These investments are generally not collateralized and mature in less than one year. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. We believe we have no material exposure to interest rate risk arising from our investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2007. That report appears on page F-3 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Our board of directors has adopted a code of conduct and code of ethics applicable to our chief executive officer, chief financial officer and senior financial and other officers, directors, and employees in accordance with applicable rules and regulations of the SEC and the NASDAQ Global Market. Our code of conduct and code of ethics is available on our website at www.emageon.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	Financial Statements

2.	Financial Statement Schedules

Page Number
Description	in Report

Schedule II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2007	Follows page F-28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of April 30, 2003, by and among Emageon, Inc., Emageon — UV Development Corporation, Ultravisual Medical Systems Corporation and Jeff Rusinow as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
3.1		Emageon Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)
3.2		Emageon Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on November 15, 2007)
4.1		Form of Emageon Inc. common stock certificate (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)
10	.1#	Imageon Solutions, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10	.2#	Emageon, Inc. 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10	.3#	Emageon Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)
10	.4#	Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)
10	.5#	Employment Agreement of Charles A. Jett, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10	.6#	Employment Agreement of Milton G. Silva-Craig (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10	.7#	Employment Agreement of W. Randall Pittman (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10	.8#	Employment Agreement of Mark A. Gehring (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10	.9#	Employment Agreement of Noel D. Gartman (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

Exhibit
No.		Description

10.10		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10.11		Amended and Restated Registration Rights Agreement, dated as of October 2, 2001, by and among Emageon UV, Inc. and certain stockholders, as amended and joined on May 30, 2003 and June 25, 2003 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10	.12†	Enterprise Agreement, dated as of May 5, 2004, by and between Emageon UV, Inc. and Ascension Health (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 8, 2005)
10.13		Lease Agreement, dated as of December 20, 2001, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10	.13A	Sixth Amendment to Lease Agreement, dated as of July 23, 2004, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13A to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)
10.14		Note and Warrant Purchase Agreement, dated as of June 25, 2004, among Emageon UV, Inc. and Whitecap Alabama Growth Fund I, LLC, Enhanced Alabama Issuer, LLC and Advantage Capital Alabama Partners I, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)
10.15		Emageon, Inc. Amended and Restated Stockholders Agreement, dated as of October 2, 2001, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)
10	.15A	Emageon, Inc. First Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of May 30, 2003, among Emageon, Inc and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15A to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)
10	.15B	Emageon, Inc. Second Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of June 25, 2003, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15B to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)
10	.16#	Employment Agreement of Grady Floyd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006)
10	.17#	Employment Agreement of Chris Perkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2007)
14.1		Emageon Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K for the year ended December 31, 2004)
21	.1*	Subsidiaries of Emageon Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit.

EMAGEON INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Emageon Inc.

We have audited the accompanying consolidated balance sheets of Emageon Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emageon Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the Consolidated Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emageon Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  Ernst &Young LLP

Atlanta, Georgia
March 17, 2008

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

To the Board of Directors and Stockholders
Emageon Inc.

We have audited Emageon Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emageon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Emageon maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emageon Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion thereon.

Atlanta, Georgia
March 17, 2008

/s/  Ernst & Young LLP

EMAGEON INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except for share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,034	$23,008
Trade accounts receivable, net of allowance for doubtful accounts of $910 and $277 at December 31, 2007 and 2006, respectively	26,796	26,706
Inventories	6,249	8,579
Prepaid expenses and other current assets	3,398	4,459

Total current assets	53,477	62,752

Property and equipment, net	15,143	18,362
Other noncurrent assets	3,070	1,808
Intangible assets:
Goodwill	21,667	21,210
Customer relationships, net	5,017	6,399
Acquired technology, net	645	1,836
Capitalized software development costs, net	275	645

Total intangible assets	27,604	30,090

Total assets	$99,294	$113,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,581	$9,738
Accrued payroll and related costs	2,877	3,770
Deferred revenue	16,382	23,953
Other accrued expenses	3,297	2,946
Current portion of long-term debt and capital lease obligations	36	953

Total current liabilities	32,173	41,360
Long-term deferred revenue	4,306	5,851
Other long-term liabilities	466	686
Long-term debt and capital lease obligations	53	8

Total liabilities	36,998	47,905

Stockholders’ equity:
Common stock, $0.001 par value; 165,050,000 shares authorized; 21,626,155 shares and 21,483,643 shares issued; and 21,450,398 shares and 21,307,886 shares outstanding at December 31, 2007 and 2006, respectively	22	21
Additional paid in capital	126,332	122,538
Accumulated other comprehensive income	741	262
Accumulated deficit	(64,524)	(57,439)

	62,571	65,382
Treasury stock: 175,757 shares	(275)	(275)

Total stockholders’ equity	62,296	65,107

Total liabilities and stockholders’ equity	$99,294	$113,012

EMAGEON INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share amounts)

Revenue:
System sales	$51,140	$75,340	$50,041
Support services	53,485	48,165	25,023

Total revenue	104,625	123,505	75,064

Cost of revenue:
System sales	28,551	43,333	28,316
Support services	27,819	24,331	15,921

Total cost of revenue	56,370	67,664	44,237

Gross profit	48,255	55,841	30,827
Operating expenses:
Research and development	20,179	17,368	11,652
Sales and marketing	18,285	18,459	12,238
General and administrative	13,750	17,028	10,945
Amortization and write-off of intangible assets related to Camtronics acquisition	1,381	3,540	993
Integration costs related to Camtronics acquisition	—	5,369	244
Employee severance and related expenses	2,001	—	—
Loss on disposal of property and equipment	553	437	—

Total operating expenses	56,149	62,201	36,072

Operating loss	(7,894)	(6,360)	(5,245)
Other income (expense):
Interest income	908	655	1,497
Interest expense	(99)	(327)	(1,249)

Net loss	$(7,085)	$(6,032)	$(4,997)

Net loss per share — basic and diluted	$(0.33)	$(0.29)	$(0.28)

Weighted average common stock outstanding — basic and diluted	21,385,487	20,935,685	17,975,083

EMAGEON INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Net loss	$(7,085)	$(6,032)	$(4,997)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,941	6,990	5,628
Provision for doubtful accounts	633	—	—
Amortization of intangible assets	3,013	4,969	1,626
Write off of intangible assets related to Camtronics acquisition, net of tax liability	—	—	403
Amortization and write off of subordinated debt discount	—	—	646
Employee stock based compensation expense	3,212	3,430	1,211
Loss on disposal of property and equipment	553	702	—
Other operating activities	—	129	215
Changes in operating assets and liabilities, net of acquired companies	(9,444)	(2,925)	(6,613)

Net cash (used in) provided by operating activities	(3,177)	7,263	(1,881)

Investing Activities
Purchases of property and equipment	(2,693)	(5,229)	(7,680)
Purchases of marketable securities	—	—	(44,198)
Proceeds from maturities of marketable securities	—	5,000	39,335
Capitalized software development costs	(70)	(652)	(354)
Other investing activities	(125)	—	—
Purchase price of Camtronics, net of cash received	—	—	(40,359)

Net cash used in investing activities	(2,888)	(881)	(53,256)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	582	3,892	70,630
Payment of debt and capital lease obligations	(941)	(2,788)	(6,515)
Decrease in restricted cash	445	—	—
Other financing activities	—	—	432

Net cash provided by financing activities	86	1,104	64,547

Effect of exchange rate changes on cash	5	2	116

Net (decrease) increase in cash	(5,974)	7,488	9,526
Cash at beginning of year	23,008	15,520	5,994

Cash at end of year	$17,034	$23,008	$15,520

Supplemental disclosure of cash flow information:
Interest paid	$104	$357	$1,266

EMAGEON INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated			Total
	Preferred Stock				Additional	Other			Stockholders’
		Carrying	Common Stock		Paid in	Comprehensive	Treasury	Accumulated	Equity
	Shares	Value	Shares	Par Value	Capital	Income	Stock	Deficit	(Deficit)
	(In thousands, except for share data)

Balance at December 31, 2004	19,692,358	$7,306	3,056,181	$3	$6,998	$—	$(275)	$(46,402)	$(32,370)
Exercise of stock options	—	—	417,607	1	1,292	—	—	—	1,293
Exercise of stock warrants	105,703	58	24,632	—	74	—	—	—	132
Exercise of mandatorily redeemable stock warrants in connection with initial public offering	—	—	537,082	1	735	—	—	—	736
Proceeds from initial public offering, net of issuance costs	—	—	5,750,000	6	67,195	—	—	—	67,201
Automatic conversion of non-redeemable preferred stock into common stock in connection with initial public offering	(19,798,061)	(7,364)	2,402,898	2	7,362	—	—	—	—
Automatic conversion of redeemable preferred stock into common stock in connection with initial public offering	—	—	8,440,513	8	30,348	—	—	—	30,356
Stock based compensation	—	—	—	—	1,211	—	—	—	1,211
Foreign currency translation adjustments	—	—	—	—	—	93	—	—	93
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(8)	—	—	(8)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	—	—	(4,997)	(4,997)

Balance at December 31, 2005	—	—	20,628,913	21	115,215	85	(275)	(51,407)	63,639
Exercise of stock options	—	—	787,699	—	3,772	—	—	—	3,772
Exercise of warrants	—	—	38,117	—	46	—	—	—	46
Other stock issuance	—	—	4,400	—	75	—	—	—	75
Stock based compensation	—	—	—	—	3,430	—	—	—	3,430
Vesting of restricted stock	—	—	24,514	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	169	—	—	169
Realized loss on sale of marketable securities	—	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	—	(6,032)	(6,032)

Balance at December 31, 2006	—	—	21,483,643	$21	$122,538	$262	$(275)	$(57,439)	$65,107
Exercise of stock options	—	—	108,683	1	582	—	—	—	583
Stock-based compensation	—	—	—	—	3,212	—	—	—	3,212
Vesting of restricted stock	—	—	33,829	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	479	—	—	479
Net loss	—	—	—	—	—	—	—	(7,085)	(7,085)

Balance at December 31, 2007	—	$—	21,626,155	$22	$126,332	$741	$(275)	$(64,524)	$62,296

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006, and 2005

Note 1.	Business Description and Background

Business Description

Emageon Inc. (the “Company”) provides an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations. Emageon’s solution consists of advanced visualization and image management software for multiple medical specialties such as cardiology, radiology, orthopedics, comprehensive support services and third-party components. Emageon’s web-enabled advanced visualization software provides physicians with tools to manipulate and analyze images in two dimensions and three dimensions.

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

Presentation

Certain adjustments to the financial statements of prior periods were identified and recorded in 2007, the effects of which were not material to all periods presented.

Unless otherwise noted, all amounts included in the financial statements and notes, except share and per share data, are expressed in thousands.

Reclassification

Certain items relating to prior years have been reclassified to conform to the current year presentation.

In 2007, the Company revised its presentation of accounts receivable and deferred revenue in the balance sheet. Previously, accounts receivable and deferred revenue relating to advance customer billings for services were recorded on a gross basis. The effect of this revision reduced both accounts receivable and deferred revenue by $896 at December 31, 2006. The revision had no effect on the Company’s results of operations.

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

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, and accounts payable for which current carrying amounts approximate fair market values.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. The provisions of SFAS 157, as issued, are effective for fiscal years beginning after November 1, 2007. In February, 2008, the FASB released a FASB Staff Position (No. 157-2) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt the provisions of SFAS 157 for its financial assets and liabilities as of January 1, 2008 and for its nonfinancial assets and liabilities as of January 1, 2009, and does not currently expect a material impact on its reported financial condition or results of operations.

Cash and Cash Equivalents

For purposes of financial statement presentation, investments with remaining maturities at acquisition of three months or less are considered to be cash equivalents.

Restricted Cash

Under the terms of an amended agreement with a customer executed in 2007, the Company is liable to that customer for liquidated damages, capped at $1,000, should the Company discontinue its support of the software product purchased by that customer. The Company has segregated $1,000 of its cash representing the amount of potential liquidated damages under the amended agreement, has classified that cash as other non-current assets in its balance sheet at December 31, 2007, and has deferred $1,000 in associated revenue pending expiration of the liquidated damages provision of the amended agreement.

In conjunction with two of the secured promissory notes outstanding at December 31, 2006 discussed in Note 11, the Company was required to maintain a restricted bank cash account of approximately 20% of the note amounts. The restricted amount was $445, and was included in other non-current assets in the December 31, 2006 consolidated balance sheet. These promissory notes were paid in full in 2007 and the restriction on the Company’s cash accordingly lapsed.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated net of an allowance for doubtful accounts, which represents estimated losses resulting from customers failing to make required payments. When determining the allowance for doubtful accounts, management takes several factors into consideration, including the age of the accounts, recent payments received and contractual terms, prior history of accounts receivable write-offs, customer type, and day-to-day knowledge of specific customers. The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in the statements of operations. The Company performs ongoing credit evaluation of its customers’ financial condition and generally does not require collateral.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill is tested for impairment at least annually or more frequently if events or changes in circumstances indicate possible impairment. The Company’s goodwill impairment test entails calculating the aggregate fair value of the Company’s net assets, including goodwill and other intangible assets, and consideration of any other circumstances relevant to establishing the fair value of the Company’s net assets. Should the aggregate fair value of the Company’s outstanding equity securities plus its interest bearing

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities be less than the aggregate carrying value of the Company’s net assets, including goodwill and intangible assets, the Company would compare the estimated fair value of goodwill to the corresponding book value of goodwill and, absent any other considerations to the contrary, would record an impairment loss to the extent the book value exceeds that estimated fair value. At October 1, 2007, the date of the Company’s annual measurement of goodwill value, and at December 31, 2007, the Company’s common stock closed on the NASDAQ Global Market at a per share price in excess of net book value per share. In the periods since December 31, 2007, the common stock of the Company has at times closed on the NASDAQ Global Market at a per share price less than our net book value per share. However, during this same period the Company determined based on objective evidence that the fair value of the Company is such that impairment of its goodwill is not indicated. Should circumstances change, it is possible that the Company would conclude that impairment has occurred, which would result in a revaluation of the recorded amount of goodwill and our other assets and liabilities and an adverse effect on our results of operations and financial position.

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

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company offers its customers certain indemnities and warranties related to its products as follows:

Customer Indemnity:  The Company generally agrees to indemnify, defend and hold harmless its customers in connection with any patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of products and services, and also provides indemnity for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services for customers. To date, the Company has not incurred any costs to settle claims or pay awards under these indemnification provisions, nor has it been notified of any such claims. Accordingly, there are no liabilities recorded for these provisions as of December 31, 2007.

Product Warranty:  The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, the Company warrants that its services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. The Company has a $440 liability recorded for these provisions as of December 31, 2007 ($700 at December 31, 2006).

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

The Company’s effective tax rate for the years ended December 31, 2007, 2006, and 2005 is zero due to an increase in the valuation allowance in an amount equal to the tax effect of its taxable losses during those years.

It is uncertain whether the Company will realize any tax benefit related to its net operating loss carryforward. Accordingly, the Company has provided a valuation allowance against its net deferred tax assets. The valuation allowance will remain at the full amount of the net deferred tax asset until it becomes more likely than not that the related tax benefits will be realized through deduction against taxable income during the statutory carryforward periods. See Note 10.

Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. FIN 48 requires recognition in the consolidated financial statements of only those tax positions determined to be more likely than not of being sustained upon examination based on the technical merits of the positions, and also provides guidance on derecognition, classification, interest and penalties, interim period accounting, disclosure, and transition.

The Company has not had taxable income since incorporation and therefore has not paid any income taxes or recognized any tax benefit or tax expense in its statement of operations. At January 1, 2007, the date of adoption of FIN 48, the Company had a net deferred tax asset of $26,151, the majority of which related to the tax benefit of net operating loss carryforwards that will be realized only if the Company is profitable in

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future years. Given its lack of historical taxable income and the full amount of its deferred tax asset valuation allowance, adoption of FIN 48 had no effect on the Company’s 2007 statement of operations or on the balance of its accumulated deficit as of January 1, 2007.

Other Comprehensive Income

The Company’s comprehensive income includes net loss as well as all non-owner changes in equity. With respect to the Company, such non-owner equity items include foreign currency translation adjustments and unrealized losses on available-for-sale marketable securities. Total comprehensive losses for the years ended December 31, 2007, 2006, and 2005 were $(6,606), $(5,855) and $(4,912), respectively.

Computation of Net Loss Per Share

Basic net loss per share is computed using the weighted average common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and equivalent common shares outstanding during the period. Common share equivalents in years prior to 2006 consisted of convertible preferred stock, stock warrants, and options to purchase common stock granted to employees and directors of the Company (“stock options”). In 2006 and 2007, common share equivalents consisted of stock options, restricted stock awards, and warrants to purchase common stock. These common share equivalents are excluded from the computation for periods in which the Company incurs a net loss because they are anti-dilutive.

The computations for basic and diluted net loss per share for each period are as follows:

	For the Year Ended December 31,
	2007	2006	2005

Net loss	$(7,085)	$(6,032)	$(4,997)
Accretion of redemption value related to redeemable preferred stock	—	—	(8)

Net loss allocable to common stockholders	$(7,085)	$(6,032)	$(5,005)

Common stock outstanding at beginning of period	21,283,372	20,453,156	2,709,370
Weighted average effect of:
Conversion of preferred stock to common stock	—	—	9,506,552
Issuance of common stock in initial public offering	—	—	5,032,877
Issuance of common stock pursuant to stock option exercises, warrant exercises, and restricted stock vesting	102,115	482,529	576,321
Release of escrowed common stock upon completion of initial public offering	—	—	149,963

Weighted average number of shares of common stock — basic and diluted	21,385,487	20,935,685	17,975,083

Net loss per share — basic and diluted	$(0.33)	$(0.29)	$(0.28)

Options and warrants to purchase 2,300,250, 1,812,426, and 2,171,361 shares of common stock for the years ended December 31, 2007, 2006 and 2005, respectively, and warrants to purchase 51,027 shares of Series D preferred stock for the year ended December 31, 2005 were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The provisions of SFAS 123R are applied to awards granted after its effective date and to awards outstanding at the effective date that are subsequently modified, repurchased, or cancelled. Under the modified prospective approach, compensation cost to be recognized includes compensation cost for all share-based awards granted prior to, but not yet vested as of the effective date, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and includes compensation cost for all share-based awards granted subsequent to the effective date based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As allowed by SFAS 123R, the Company elected to not restate periods prior to the effective date to reflect the impact of adopting the new standard. The effects of adopting SFAS 123R on the Company’s statement of operations for the year ended December 31, 2006, the pro forma effects of applying SFAS 123R to the Company’s statement of operations for the year ended December 31, 2005, and other information related to the Company’s stock-based compensation plans are included in Note 13.

Research and Development Costs

Research and development costs are charged to expense as incurred. However, costs incurred after the establishment of the technological feasibility of a product are capitalized. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs deemed not recoverable, if any, are charged to expense. Costs that are capitalized primarily consist of the costs of labor and benefits of employees and the costs of third-party consultants, if applicable.

Capitalization of these costs ceases and amortization of capitalized amounts begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods not exceeding three years or, if a shorter period, in proportion to expected revenue from the product, and is recorded as cost of system sales.

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

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $362, $307, and $48, respectively.

Note 3.	Initial Public Offering

On February 14, 2005, the Company completed the initial public offering of its common stock. The Company sold 5,000,000 shares of its common stock at a price of $13.00 per share, and on February 15, 2005, the over-allotment option to purchase 750,000 additional shares of common stock was exercised at $13.00 per share. Total proceeds from the initial public offering net of underwriting discount and offering expenses were approximately $67,200. In conjunction with the initial public offering, the Company issued 10,843,411 shares of common stock upon the automatic conversion of outstanding shares of preferred stock, issued 537,082 shares of common stock upon the required exercise of common stock warrants, released the remaining escrow holdback related to its merger with Ultravisual, and cancelled 552,661 of common stock warrants with an exercise price of $0.00825 per share.

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

The purchase price of Camtronics was allocated to its assets and liabilities on a fair value basis, including the identification and valuation of its intangible assets and the assignment of value to goodwill. Goodwill represents, among other things, the synergistic value and potential competitive benefits that may be realized as a result of the acquisition, any future products that may arise from the acquired technology, and the skilled and specialized workforce acquired. In total, intangible asset value of $11,603 and goodwill value of $17,325 related to the Camtronics acquisition were identified and recorded. The Company believes that approximately $12,500 of the identified goodwill amount is deductible for income tax purposes. As of July 1, 2006, the Company determined the purchase price of Camtronics to be final and the period for allocation of that purchase price to be completed.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the November 1, 2005 date of acquisition:

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

In-process technology costs were determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. Accordingly, the identified amount of $248 was immediately expensed in the consolidated statement of operations at the acquisition date.

Had the acquisition occurred January 1, 2005, the Company’s revenue for the year ended December 31, 2005 would have been $111,032 and its net loss would have been $11,689, or $0.65 per basic and diluted share, on a pro forma basis. Pro forma results include adjustments for amortization of identified intangible assets, acquired in-process technology, additional interest expense and reduced interest income for cash needed to finance the acquisition. However, pro forma results do not include any anticipated cost savings or other effects of integration. This unaudited pro forma condensed financial information is for comparative purposes only and is not necessarily indicative of results that would have occurred had the acquisition occurred January 1, 2005, nor is it necessarily indicative of future results.

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

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted
	Average	December 31, 2007		December 31, 2006
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization

Acquired Technology	4.6	$5,240	$(4,595)	$5,240	$(3,404)
Goodwill	n/a	21,667	—	21,210	—
Customer relationships	4.9	8,010	(2,993)	10,028	(3,629)
Trade names	1.2	—	—	501	(501)
Capitalized software development costs	1.4	1,521	(1,246)	1,451	(806)

		$36,438	$(8,834)	$38,430	$(8,340)

Amortization expense was $3,013, $4,969, and $2,029 for the years ended December 31, 2007, 2006 and 2005, respectively. Expense for 2005 includes write-off of a trademark and write-off of the in-process technology acquired in the Camtronics’ acquisition. Estimated aggregate amortization expense for each of the next five years and beyond is as follows:

2008	$2,181
2009	1,502
2010	1,335
2011	919
2012 and thereafter	—

Total	$5,937

Note 5.	Inventories

Inventories include the costs of materials, labor, and overhead. The costs of purchased third-party hardware and software associated with customer sales contracts are included as inventory in the consolidated balance sheets and charged to system sales cost of revenue in the statement of operations when customer acceptance has been received and all other revenue recognition criteria have been met. Inventories consist of the following:

	December 31,
	2007	2006

Third party components	$3,086	$2,716
Work-in-process	447	336
Completed systems	2,716	5,527

	$6,249	$8,579

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Supplementary Cash Flow Information

Changes in operating assets and liabilities of the Company, net of the effects of acquisitions of other businesses, in reconciling net loss to net cash used in or provided by operations are as follows:

	For the Year Ended December 31,
	2007	2006	2005

(Increase) decrease in:
Trade accounts receivable, net	$(723)	$1,659	$(7,659)
Inventories, net	2,330	(548)	(3,402)
Prepaid expenses and other current assets	1,061	(1,407)	(885)
Other noncurrent assets	(1,082)	(389)	(726)
Increase (decrease) in:
Accounts payable	(652)	(4,120)	5,775
Accrued payroll and related costs	(893)	(334)	348
Other accrued expenses	(369)	792	(187)
Deferred revenue	(9,116)	1,422	123

Net changes in operating assets and liabilities	$(9,444)	$(2,925)	$(6,613)

Significant non-cash transactions during the year ended December 31, 2007 included incurrence of obligations in December 2007 for a minority investment in a company in a line of business similar to that of the Company of $500 and for purchased software for internal use of $495. Both obligations were settled in January 2008.

Note 7.	Property and Equipment

The Company’s major classes of property and equipment were as follows:

	Estimated	December 31,
	Useful Lives	2007	2006

Land	Indefinite	$791	$791
Buildings and improvements	39 years	7,170	7,141
Machinery and equipment	5 to 7 years	1,028	990
Computers, software and other	3 to 7 years	11,768	10,918
Furniture and fixtures	3 to 7 years	2,247	1,973
Leasehold improvements	4 to 5 years	572	560
Third-party components leased to customers under operating leases	5 to 7 years	2,971	11,553

		26,547	33,926
Less accumulated depreciation and amortization		(11,404)	(15,564)

		$15,143	$18,362

The Company has entered into agreements for certain office and computer equipment that are treated for financial reporting purposes as capital leases. As of December 31, 2007, the cost of this equipment and related accumulated amortization were $251 and $87, respectively ($571 and $324, respectively, at December 31, 2006). Amortization of assets held under capital leases is included in depreciation expense in the statement of operations.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Major Customers and Related Party Transactions

Revenue associated with hospitals controlled by Ascension Health accounted for approximately 17%, 27%, and 36% of total revenue during 2007, 2006 and 2005, respectively. Hospitals controlled by Ascension Health owed the Company $4,875 at December 31, 2007 ($4,623 at December 31, 2006). As of December 31, 2007, Ascension Health held warrants to purchase 10,869 shares of the Company’s common stock at an exercise price of $5.52 per share. In October, 2006 the Company appointed Douglas D. French, a former President and Chief Executive Officer of Ascension, to its board of directors.

Note 9.	Defined Contribution Benefit Plan

The Company has established a 401(k) plan (the “Plan”) for all eligible employees pursuant to Section 401(k) of the Internal Revenue Code. Prior to 2006, the Company made no contributions to the Plan. Effective January 1, 2006, the Company began matching employee contributions to the Plan at a rate of 50% of employee contributions up to a total of 3% of the employee’s annual salary. The Company’s aggregate contribution to the Plan for the year ended December 31, 2007 was $288 and for the year ended December 31, 2006 was $487.

Note 10.	Income Taxes

The Company has not had taxable income since incorporation and therefore has not paid any income taxes. Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforward	$21,700	$21,281
Intangible assets	1,842	1,544
Deferred revenue	5,821	4,293
Reserves and accrued liabilities	452	428
Stock-based compensation	1,285	1,269
Other	145	158

	31,245	28,973

Deferred tax liabilities:
Depreciation	(1,912)	(1,220)
Developed technology	(1,638)	(1,602)

	(3,550)	(2,822)

Net deferred tax assets	27,695	26,151
Valuation allowance	(27,695)	(26,151)

Net deferred tax liability	$—	$—

Because the majority of the deferred tax assets relate to net operating loss (NOL) carryforwards that can only be realized if the Company is profitable in future periods, and because the Company has never been profitable in the past, it is uncertain whether the Company will realize any tax benefit related to the net operating loss carryforward. Accordingly, the Company has provided a valuation allowance against net deferred tax assets in full. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward period. Net operating loss and research credit carryforwards expire at various

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

times from 2019 through 2027. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes restrictions on the amount of net operating loss and research credit carryforwards that the Company may use in any year. It is possible that such limitations could currently apply. The Company has not performed a detailed analysis of its ability to use these net operating loss and research credit carryforwards. However, it is not anticipated that any such analysis would have a material impact on the financial position of the Company as a result of offsetting changes in the deferred tax valuation allowance. At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $58.6 million.

A reconciliation of the income tax benefit computed using the statutory rate of 34% to the tax provision reported in the statements of operations is as follows:

	Year Ended December 31,
	2007	2006	2005

Tax benefit computed at the statutory federal rate	$(2,409)	$(2,051)	$(1,731)
State taxes, net of federal tax benefit	(171)	(168)	(137)
Increase in tax from:
Change in deferred tax valuation allowance	1,544	2,076	1,591
Permanent differences	468	143	184
True-up of deferred taxes	592	—	—
Other	(24)	—	93

Benefit for income taxes	$—	$—	$—

In the current year, a true-up adjustment was recorded to deferred taxes to classify the portion of the deferred tax asset related to share-based compensation expense on incentive stock options as permanent rather than temporary. A portion of this balance may be recoverable in the future to the extent the Company can recognize a tax liability reduction in connection with disqualifying stock dispositions. In addition, an adjustment was recorded to the December 31, 2006 net operating loss carryforward position, as reflected in the table below, to properly reflect the total deferred tax asset value for share-based compensation. That value had previously reflected only net operating losses that were expected to reverse through income tax expense.

A roll-forward of the Company’s valuation allowance is as follows:

	Year Ended December 31,
	2007	2006	2005

Balance at beginning of period	$26,151	$19,761	$17,571
Income tax expense	1,544	2,076	1,582
Other	—	4,314	608

Balance at end of period	$27,695	$26,151	$19,761

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

As of December 31, 2007, the gross amount of unrecognized tax benefits and the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s financial statement effective rate of tax were zero.

The Company has not recognized any significant amount of interest or penalties related to unrecognized tax benefits.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2007	2006

Secured promissory note payable in 60 monthly installments of $38, including interest at 9.88%, due in March 2007, secured by hardware and software at customer site	$—	$113
Secured promissory note payable in 58 monthly installments of $11, including interest at 4.76%, final payment of $10 in September 2007, secured by hardware and software at customer site	—	109
Secured promissory note payable to bank in 54 monthly installments of $83, including interest at 6.13%, due in June 2007, secured by hardware and software at customer site	—	480
Promissory note to governmental agency payable in 57 monthly installments of $5, including interest at 4.0%, final payment of $4 in October 2007	—	47
Capital leases of third-party computer hardware and software at a customer site and of certain office and computer equipment	89	212

Total debt and capital lease obligations	89	961
Current portion	(36)	(953)

Long-term portion of debt and capital lease obligations	$53	$8

The Company entered into a loan and security agreement with a bank in April, 2004, and amended April, 2006 and August 2007, under which it may borrow up to $15.0 million subject to certain restrictions and covenants, including maintenance of certain minimum levels of tangible net worth and current ratio. Interest accrues at the bank’s prime rate. Any borrowings under the agreement are secured by all of the assets of the Company, excluding its intellectual property and real estate. The agreement is for a term of two years, at the end of which all amounts borrowed become due and payable. There were no amounts outstanding under this agreement at December 31, 2007 and 2006.

Note 12.	Common Stock Warrants

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

In conjunction with a customer agreement signed in May 2004, the Company issued a warrant to purchase 36,424 shares of common stock at an exercise price of $5.52 per share. These warrants vested upon execution of the agreement. The fair value of the warrants issued was $6.76 per share and was estimated using the Black-Scholes method with the following assumptions: fair value of the common stock of $10.725 per share, dividend yield of zero percent, risk-free interest rate of 3.2%, expected volatility of 70.87% and expected life of 2.5 years. The warrants were recorded at a fair value of $246 and classified in prepaid expenses and other current assets in the balance sheet. This amount was recorded as a sales discount recognized over the life of the agreement.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of warrant activity and related information is as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Common stock warrants at beginning of period	10,869	$5.52	48,986	$5.04
Forfeited or canceled	—	—	—	—
Exercised	—	—	(38,117)	4.89
Granted	—	—	—	—

Outstanding at end of period	10,869	$5.52	10,869	$5.52

Exercisable at end of period	10,869	$5.52	10,869	$5.52

As of December 31, 2007, common stock warrants outstanding had a remaining contractual life of 1.33 years. The aggregate intrinsic value of warrants outstanding with customers of the Company at December 31, 2007 was zero. The total intrinsic value of warrants exercised by customers in the year ended December 31, 2006 was $267, and in the year ended December 31, 2005 was $5,213. No warrants were exercised by customers in 2007.

Note 13.	Stock-Based Compensation

The Company has established stock-based compensation plans (the “Plans”) as a means to attract, motivate and retain key employees and directors. The Compensation Committee of the Board of Directors administers and interprets the Plans and is authorized to grant awards to eligible employees of Emageon and non-employee directors and consultants. The Plans provide for the award of incentive stock options, non-qualified stock options, and restricted stock. Generally, options granted under the Plans vest over three to four years and are exercisable for a period of ten years. Restricted stock granted under the Plans vests over a four year period. Shares available for future stock option grants to employees and directors under the Plans were 2,117,594 and 377,250, respectively, at December 31, 2007.

As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006 using the modified prospective approach. As a result, the Company’s net loss and basic and diluted loss per share for the year ended December 31, 2006 were $2,239 and $0.11 higher, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company recognized total share-based compensation of $3,212, $3,430, and $1,211 during the years ended December 31, 2007, 2006, and 2005, respectively.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS No. 123R for the year ended December 31, 2005:

Year Ended
December 31, 2005

Net loss:
As reported	$(4,997)
Deduct: Accretion of redemption value related to redeemable preferred stock	(8)
Add: Stock-based employee compensation reported in net loss	1,171
Deduct: Stock-based employee compensation under the fair value method for all awards	(2,045)

Pro-forma net loss	$(5,879)

Basic and diluted net loss per share:
As reported	$(0.28)
Deduct: Accretion of redemption value related to redeemable preferred stock	—
Add: Stock-based employee compensation reported in net loss	0.06
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.11)

Pro-forma net loss	$(0.33)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards, using the following assumptions for the three years in the period ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	70.87%	70.87%
Risk-free interest rate	4.44%	4.87%	4.11%
Expected life of options, in years	5.0	5.0	5.0
Weighted average grant date fair value	$4.70	$10.09	$8.53

These assumptions are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogenous groups, and the volatility of the Company’s stock price. During 2007 the Company revised its assumption for the expected volatility of the trading price of its common stock from 70.87% to 50.00%, and revised its assumption for the expected rate of employees’ forfeitures of stock options from 3.50% to 7.00% for executive employees and from 4.30% to 8.50% for non-executive employees. In making these revisions the Company considered various pertinent historical and expected trends in, among other things, its common stock trading price, the experience and assumptions utilized by similar companies, the rate of turnover of its executive and non-executive employees, and its historical and anticipated operating performance. These changes in assumptions resulted in a reduction of stock-based compensation expense of $321 for the year ended December 31, 2007.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, there was $4,674 of unrecognized compensation cost related to stock option payments. The Company expects this compensation cost to be recognized over a weighted average period of 2.80 years.

Cash proceeds from exercise of stock options were $582, $3,772, and $1,292 for the years ended December 31, 2007, 2006, and 2005.

Prior to the Company’s initial public offering of its stock in February 2005, options were granted under the plans both at exercise prices less than the market value of the Company’s stock on the date of grant, and at exercise prices equal to the market value of the Company’s stock on the date of grant. During 2006 and 2007, all options granted were at an exercise price equal to the market value of the Company’s stock on the date of grant.

A summary of stock option activity and related information is detailed below.

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options at beginning of period	1,750,543	$9.27	2,128,560	$5.91
Forfeited	(147,129)	12.35	(125,657)	8.99
Exercised	(108,683)	7.52	(787,699)	4.80
Granted	794,650	9.53	535,339	16.15

Outstanding at end of period	2,289,381	$9.36	1,750,543	$9.27

Exercisable at end of period	1,320,187	$8.23	894,393	$5.29

Further information relating to stock option plans outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Number	Life	Price	Number	Life	Price

$1.73 to $2.07	107,243	3.52 years	$1.82	107,243	3.52 years	$1.82
$4.52 to $7.17	890,881	5.37 years	5.15	731,014	4.56 years	5.12
$7.93 to $12.46	644,754	9.41 years	10.47	103,815	9.28 years	11.61
$12.72 to $14.90	220,787	7.91 years	13.09	156,358	7.94 years	13.24
$15.05 to $17.79	425,716	8.30 years	16.43	221,757	8.31 years	16.46

Total	2,289,381	7.21 years	$9.36	1,320,187	5.88 years	$8.23

The aggregate intrinsic value of options outstanding at December 31, 2007 was $237, and the aggregate intrinsic value of options exercisable was $237. The total intrinsic value of options exercised in the years ended December 31, 2007, 2006, and 2005 was $388, $9,025 and $4,225, respectively.

Restricted Stock

The Company’s plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. Vesting occurs at the earliest to occur of the end of the four year graded vesting period, one year after a separation from service, as defined in the Plan, thirty days after the death or disability of a recipient, or at the effective date of a change in control of the Company, as defined in the Plan. Recipients have no voting or other shareholder rights until issuance of the shares. The stock-based compensation related to these awards is being amortized straight-line to compensation expense over the four year service-based vesting period in which the restrictions lapse. Stock-based expense for these

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards in total was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares anticipated to fully vest.

A summary of unvested restricted stock activity and related information is detailed below.

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Restricted stock at beginning of period	57,250	$16.41	—	—
Granted	94,833	$9.82	85,496	$16.30
Vested	(33,829)	$8.76	(24,514)	$15.97
Forfeited	(14,390)	$14.03	(3,732)	$16.56

Restricted stock at end of period	103,864	$11.20	57,250	$16.41

Restricted stock granted in 2007 had an aggregate grant date fair value of $931 ($1,393 in 2006). Total restricted stock compensation expense for the year ended December 31, 2007 was $417 ($412 for the year ended December 31, 2006). No restricted stock was granted in 2005. Total unrecognized compensation expense at December 31, 2007 was $1,049.

Note 14.  Operating Leases

Lessee Arrangements.  The Company leases office space and computer equipment under operating leases. The Company recognized rent expense during the years ended December 31, 2007, 2006 and 2005 of $1,175, $2,572, and $1,147, respectively. As of December 31, 2007, the amount of operating lease payments in each of the next five years and beyond is as follows:

2008	$1,616
2009	1,592
2010	752
2011	540
2012	511
2013 and Beyond	74

$5,085

During the third quarter of 2006 the Company, as part of the integration of Camtronics into the operations of the Company, vacated a leased facility and combined the operations formerly conducted at that facility with those at a location acquired in the Camtronics acquisition. In connection with that action, the Company identified and recorded a liability arising from the continuing lease obligation, which extends through January 2013, and related expenses. The charge was included in “Integration costs related to Camtronics acquisition” in the 2006 statement of operations, and in current and long-term accrued expenses in the balance sheet. Activity with respect to that liability follows:

	Year Ended December 31,
	2007	2006

Beginning liability balance	$1,057	$—
Additions to the liability	—	1,190
Lease payments, net	(282)	(133)
Reduction in estimated liability	(175)	—

Ending liability balance	$600	$1,057

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reduction in estimated liability was made as a result of the Company’s entering into an agreement with a sublessee earlier than anticipated. The sublease extends for the term of the Company’s primary lease of the facility at an initial annual rental of $123, with annual escalation thereafter.

Lessor Arrangements.  Revenue associated with rentals under operating leases was approximately $1,283, $2,489, and $2,432 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in support services revenue. At December 31, 2007, the cost and accumulated depreciation of computer equipment leased to others and included in property and equipment in the consolidated balance sheet was $2,971 and $2,510, respectively ($11,553 and $10,029, respectively, at December 31, 2006).

The following is a schedule by year of minimum future rental income under noncancelable operating leases of computer hardware as of December 31, 2007:

2008	$303
2009	152

Total minimum future rentals	$455

Note 15.	Employee Severance and Related Expenses

In second quarter 2007, the Company acted to align its operating expenses with the current level of revenue by reducing its workforce through elimination of certain existing positions and normal attrition. In connection with that action, the Company eliminated thirty positions, primarily in the customer service and engineering areas. In addition, the Company terminated the employment of two senior level engineering and sales and marketing employees. The cost of these position eliminations and terminations was $578, consisting primarily of employee severance pay, related benefits, and legal and other related expenses.

In third quarter 2007, the Company terminated the employment of a senior vice president of the Company and paid $298 in severance pay and related benefits due the employee under the terms of his employment agreement.

The Company accepted the resignation of its Chief Operating Officer in December 2007, and recorded an expense and liability of $1,125, consisting of severance pay, related benefits, and the expense of immediate vesting of the employee’s unvested stock options and restricted stock under the terms of his employment agreement. Under the terms of the Company’s stock option plan, employees are allowed to exercise vested stock options within ninety days of the date of their termination of employment.

The expenses of the Company’s reduction in workforce and other terminations as described above are included in “Employee severance and related expenses” in the statement of operations for the year ended December 31, 2007.

EMAGEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31

2007
Revenue	$27,350	$25,576	$22,728	$28,971
Gross profit	11,468	12,372	9,090	15,325
Operating loss	(2,031)	(515)	(4,493)	(855)
Net loss	$(1,835)	$(288)	$(4,280)	$(682)
Net loss per share — basic and diluted	$(0.09)	$(0.01)	$(0.20)	$(0.03)
2006
Revenue	$27,001	$30,016	$33,011	$33,477
Gross profit	7,499	13,505	16,112	18,725
Operating (loss) income	(7,040)	(933)	(366)	1,979
Net (loss) income	$(6,993)	$(857)	$(273)	$2,091
Net (loss) income per share — basic and diluted	$(0.34)	$(0.04)	$(0.01)	$0.10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 17, 2008.

Emageon Inc.

By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chairman, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 17, 2008.

Signature	Title

/s/ Charles A. Jett, Jr. Charles A. Jett, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ W. Randall Pittman W. Randall Pittman	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Arthur P. Beattie Arthur P. Beattie	Director

/s/ Roddy J.H. Clark Roddy J.H. Clark	Director

/s/ Douglas D. French Douglas D. French	Director

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director

/s/ Mylle H. Mangum Mylle H. Mangum	Director

/s/ John W. Thompson John W. Thompson	Director

/s/ Hugh H. Williamson, III Hugh H. Williamson, III	Director

Emageon Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance	Additions Charged To					Balance
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period
	(In thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
2007	$277	635	—		(2	)(1)	$910
2006	126	367	—		(216	)(1)	277
2005	75	57	—		(6	)(1)	126
Accrued liability for product warranty included in other accrued expenses in the balance sheet:
2007	$700	148	—		(408	)(3)	$440
2006	937	254	—		(491	)(3)	700
2005	—	178	844	(2)	(85	)(3)	937

(1)	Uncollectible accounts written off, and payments received on previously written-off accounts

(2)	Warranty liability of Camtronics at acquisition in November 2005.

(3)	Expenditures in settlement of warranty claims.