Form 10-K/A
period 2007-12-31
EMAGEON INC
filed 2008-04-29
CIK 1121439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
     As of April 15, 2008 there were 21,462,814 shares of Emageon Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     Emageon Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the purpose of including the information called for by Part III (Items 10, 11, 12, 13 and 14), which information was not included in the Company’s original Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 17, 2008 (the “Original Filing”).
     This Amendment does not reflect events occurring after the filing of the Original Filing or, except as indicated above, modify or update the information in the Original Filing.

PART II
ITEM 9B. OTHER INFORMATION
     In April 2007 our Board of Directors began a comprehensive investigation to explore the possibility of a strategic transaction. The Board appointed a Strategic Committee to lead the investigation. The committee consisted of Hugh H. Williamson, III, Fred C. Goad, Jr. and Roddy J.H. Clark, with Mr. Williamson serving as the committee’s chairman. The committee engaged SunTrust Robinson Humphrey as its financial advisor, and Bass, Berry & Sims PLC as its legal counsel. In conducting its investigation, the committee considered all alternatives, including a sale of the company, a merger of equals, smaller acquisitions, recapitalizations and share repurchases. The investigation concluded in April 2008. The Committee did not identify a viable prospect for a strategic transaction at this time, and recommended to the Board of Directors that the Company continue as an independent company and focus on improving its core products and services.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors
     The following table sets forth certain information with respect to the members of our Board of Directors as of April 25, 2008. Information about the share ownership of our directors is shown under the heading “Stock Ownership” beginning on page 21 of this Annual Report. Information regarding the compensation of our directors is shown under the heading “Compensation of Directors” beginning on page 18 of this Annual Report.

Name	Age	Director Since	Positions With Emageon

Directors Whose Terms Expire in 2008
Arthur P. Beattie (1)	53	2004	Director
Fred C. Goad, Jr. (2)	67	2004	Director
Charles A. Jett, Jr.	48	2000	Chairman of the Board, Chief Executive Officer, and President

Directors Whose Terms Expire in 2009
Roddy J.H. Clark (3)	61	2000	Director
Douglas D. French (4)	54	2006	Director
John W. Thompson (4)	64	2003	Director

Directors Whose Terms Expire in 2010
Mylle H. Mangum (5)	59	2004	Director
Hugh H. Williamson, III (6)	65	2000	Director

(1)	Chairman, Audit Committee.

(2)	Member, Governance Committee.

(3)	Member, Governance Committee and Compensation Committee.

(4)	Member, Audit Committee.

(5)	Chairman, Governance Committee and Member, Compensation Committee.

(6)	Lead Independent Director and Chairman, Compensation Committee.
     The following is a brief description of the business experience and educational background of each of the members of our Board of Directors.
     Arthur P. Beattie has served as a member of the Board since August 2004 and serves as the Chairman of the Board’s Audit Committee. Mr. Beattie has served as Executive Vice President, Chief Financial Officer and Treasurer of Alabama Power Company, a subsidiary of Southern Company, since February 2005. Mr. Beattie previously served as Vice President and Comptroller of Alabama Power Company since 1997. Mr. Beattie is a director of several non-profit entities.
     Fred C. Goad, Jr. has served as a member of the Board since June 2004. Mr. Goad is a partner in Voyent Partners LLC, a private equity firm that he co-founded in August 2001. Mr. Goad served as Co-Chief Executive Officer of the Transaction Services Division of Healtheon/WebMD Corporation (now Emdeon Corporation) from 1999 to 2001. From 1985 to 1997, he served as Chief Executive Officer, and subsequently, from 1997 to 1999, as Co-Chief Executive Officer and Chairman, of ENVOY Corporation, a provider of electronic transaction processing services for the health care industry, which was acquired by WebMD in 1999. Mr. Goad is a director of Performance Food Group Company, Luminex Corp., and several private companies.
     Charles A. Jett, Jr. has served as Chairman of the Board and Chief Executive Officer since January 2000, and was appointed President in March 2006. From 1997 through 1999, Mr. Jett was Vice President and General Manager of Walker Interactive Systems, Inc. (now Elevon, Inc.), a provider of enterprise financial and management software. He joined Walker Interactive upon its acquisition of Revere, Inc., a software company, where Mr. Jett’s position prior to the acquisition was Chairman, President, and Chief Executive Officer. Mr. Jett joined Revere, Inc. in 1988 as Vice President of Sales, was promoted to President in 1991, and assumed the Chairman and CEO positions in 1994. Prior to his tenure at Revere, Mr. Jett was national sales manager of Shoptrac Data Collection Systems, Inc. Mr. Jett is a director of several non-profit entities.
     Roddy J.H. Clark has served as a member of the Board since June 2000. Mr. Clark has been a managing partner of Redmont Venture Partners, Inc., a private equity firm concentrating in technology markets, since 1998. Mr. Clark is a director of several private companies.
     Douglas D. French has served as a member of the Board since October 2006. Since July 2007, Mr. French has been a Managing Director of Sante Health Ventures, a venture capital firm focused on investments in early-stage companies developing innovative new medical technologies and healthcare services. Mr. French was previously a Principal of JD Resources, LLC, a private equity firm that provides strategic advisory and venture capital services for early stage healthcare companies. From January 2000 through May 2004, Mr. French served as President and Chief Executive Officer of Ascension Health, the nation’s largest not-for-profit healthcare system and an Emageon customer. Mr. French previously served as Executive Vice President and Chief Operating Officer of Ascension Health from 1999 to 2000. Prior to joining Ascension Health, Mr. French served, from 1998 to 1999, as Executive Vice President and Chief Operating Officer of Daughters of Charity National Health System, and from 1994 to 1998, as President and Chief Executive Officer of The Central Indiana Health System St. Vincent Hospitals and Health Systems. Mr. French has over twenty-five years of professional experience in hospital administration.
     John W. Thompson has served as a member of the Board since May 2003. Mr. Thompson has served as President of Thompson Investment Management, LLC, a mutual fund investment advisor, since January 2004. Previously, he served as President of Thompson Plumb & Associates, LLC, a mutual fund investment advisor, from 1984 to January 2004 and as its Treasurer from 1993 to January 2004.
     Mylle H. Mangum has served as a member of the Board since June 2004 and serves as the Chairman of the Board’s Governance Committee. Mrs. Mangum is Chairman and Chief Executive Officer of IBT Enterprises, LLC, a

retail bank design, build and consulting firm, since October 2003. She was Chief Executive Officer of True Marketing Services LLC, a marketing services company, from June 2002 through October 2003. She was Chief Executive Officer of MMS Incentives, LLC, a private equity company concentrating on high-tech marketing solutions, from 1999 to 2002. She previously served as Senior Vice President of Carlson Wagonlit Travel Holdings, Inc. and Executive Vice President of Holiday Inn Worldwide, and has held many management positions with General Electric. Mrs. Mangum is a director of Barnes Group Inc., Haverty Furniture Companies, Inc., Collective Brands, Inc. (formerly, Payless ShoeSource, Inc.), and Matria. She is also a director of privately-owned Decatur First Bank.
     Hugh H. Williamson, III has served as a member of the Board since January 2000, as Lead Director since May 2007 and is the Chairman of the Board’s Compensation Committee. Mr. Williamson has served as Chairman of the Board and Chief Executive Officer of XeDAR Corporation (XDRC) since January 2007. Previously he was Chief Executive Officer of Cherry Creek Capital Partners, LLC, a private financial services and venture capital firm, from January 1999 until May of 2007. He also served as Manager of Humanade, LLC, a private equity technology and real estate firm from 1995 until May of 2007. From July of 1992 until June of 2007 he served as Chief Executive Officer of Schutte & Koerting, Inc. (formerly Ketema, Inc.) an industrial manufacturer of advanced materials, components, and equipment, formerly an AMEX listed company that was taken private in 1994. Mr. Williamson is also a director of several private technology companies.
Executive Officers
     The following sets forth certain information regarding our executive officers as of April 25, 2008:

Name	Age	Position with Company
Charles A. Jett, Jr.	48	Chairman of the Board, Chief Executive Officer, and President
Chris E. Perkins	45	Chief Operating Officer
John W. Wilhoite	56	Chief Financial Officer, Treasurer and Secretary
     The following is a brief description of the business experience and background of each of our executive officers. The description for Mr. Jett appears under the heading “Our Directors” above.
     Chris E. Perkins has served as our Chief Operating Officer since December 2007. From January 2006 to January 2007, Mr. Perkins served as the Chief Operating Officer of Per-Se Technologies, Inc., a provider of solutions to improve the administrative functions of physicians, hospitals and pharmacies. He served as Executive Vice President and Chief Financial Officer of Per-Se from February 2001 until January 2006, and from April 2000 to February 2001, Mr. Perkins served as Senior Vice President of Corporate Development for Per-Se. Prior to joining Per-Se in April 2000, Mr. Perkins held various executive management positions with AGCO Corporation (including Director, Corporate Development & Internal Audit; Vice President, Finance Director International Operations; Vice President, Chief Financial Officer; and Vice President, Global Parts Operations). Mr. Perkins also spent seven years in public accounting with Arthur Andersen LLP. Mr. Perkins earned his B.S. in Accounting from the University of Florida.
     John W. Wilhoite has served as our Chief Financial Officer and Treasurer beginning in April 2008, and as our Secretary since 2007. From March 2006 to April 2008, Mr. Wilhoite served as our Vice President of Finance and Controller of the Company. From March 2005 to March 2006, Mr. Wilhoite served as Chief Financial Officer of Telairity Semiconductor Corp., a manufacturer of video processing solutions for broadcast and professional video applications, and from August 2004 to January 2005, he served as the Chief Financial Officer of ComFrame Software Corporation, a software consultant and developer. He served as Vice President of Finance and Chief Financial Officer of Integrated Defense Technologies, Inc., a developer and provider of advanced electronics and technology products to the defense and intelligence industries, from April 2001 to January 2004. Before joining Integrated Defense Technologies in April 2001, Mr. Wilhoite held various management and executive management positions (including Executive Vice President and Chief Financial Officer) with Intergraph Corporation, a technical solutions and systems integration services company, and Mr. Wilhoite also spent twelve years in public accounting with Price Waterhouse & Co. (now PricewaterhouseCoopers LLP). Mr. Wilhoite holds a bachelor’s degree from the University of Tennessee.
     W. Randall Pittman, our former Chief Financial Officer and Treasurer, resigned his positions effective as of March 31, 2008 and was succeeded by Mr. Wihoite. Grady O. Floyd, our former Chief Operating Officer, resigned his position effective December 6, 2007 and was succeeded by Mr. Perkins.
Section 16(a) Beneficial Ownership Reporting Compliance
     Members of our Board of Directors, our executive officers, and persons who beneficially own more than 10% of our outstanding common stock, if any, are subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires them to file reports with the SEC with respect to their ownership and changes in their ownership of our common stock. Based solely upon (i) the copies of Section 16(a) reports received by us from such persons for their transactions in 2007 in our common stock and their common stock holdings, and (ii) the written representations received from such persons that no annual Form 5 reports were required to be filed by them for 2007, we believe that all reporting requirements under Section 16(a) for such year were met in a timely manner by our directors and executive officers, and by greater than 10% owners of our common stock, except that Robert W. Grubb filed two late reports with respect to awards of stock options in February 2007 and August 2007. These awards were reported to the SEC on April 30, 2008.
Code of Ethics
     Our Board of Directors has adopted a Code of Business Ethics and Conduct and charters for each of the Board committees that together reflect the corporate governance principles that guide its actions with respect to, among other things, the composition of the Board and its decision making processes, Board meetings and involvement of management, the Board’s standing committees and procedures for appointing members of the committees, and its performance evaluation of the Chief Executive Officer. The Code of Business Ethics and Conduct applies to all directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, principal accounting officer, and other senior financial officers. The Code of Business Ethics and Conduct, as applied to our principal financial officers, constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the NASDAQ Marketplace Rules. We intend to disclose future amendments to our Code of Ethics, if any, and any waivers of its provisions required to be disclosed under the rules of the SEC or the NASDAQ Marketplace Rules, at the same location on our website.
Audit Committee Matters
     Our Board of Directors has established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Board has determined that each of the current members of the Audit Committee, consisting of Mr. Beattie (Chairman), Mr. French, and Mr. Thompson, are “independent” under the NASDAQ Marketplace Rules and satisfy the other requirements of the NASDAQ Marketplace Rules and rules of the Securities and Exchange Commission (“SEC”) regarding audit committee membership. The Board has also determined that Mr. Beattie qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of audit committees and satisfies the “financial sophistication” requirements of the NASDAQ Marketplace Rules.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
     This Compensation Discussion and Analysis section addresses the following topics: (i) the members and role of the Compensation Committee of the Board of Directors; (ii) the process by which executive compensation is set; (iii) the Company’s compensation philosophy; (iv) the components of the Company’s executive compensation program; (v) executive compensation decisions for 2007; and (vi) certain executive compensation decisions for 2008.

     In this Proxy Statement, the individuals whose compensation is reported in the “Summary Compensation Table” are referred to as the “named executive officers” and in this “Compensation Discussion and Analysis” section, the terms, “we,” “our,” “us,” and the “Committee” refer to the Compensation Committee.
The Compensation Committee
     Committee Members and Independence. Mr. Williamson (Chairman), Mrs. Mangum, and Mr. Clark are the current members of the Committee. Mr. Williamson is also the Company’s Lead Independent Director. Each member of the Committee qualifies as an independent director under the NASDAQ Marketplace Rules.
     Role of the Committee. The Committee administers the compensation program for the named executive officers and certain key employees of the Company and makes all related decisions. The Committee also administers the Company’s equity incentive plans. The Committee ensures that the total compensation paid to the named executive officers is fair, reasonable and competitive. In 2006, the Committee enlisted the services of Mercer Human Resource Consulting, an internationally recognized compensation consulting firm, to provide additional information for its evaluation of the competitiveness of the compensation packages of the Company’s named executive officers. The Committee operates under a written charter adopted by the Board. The charter is available at www.emageon.com.
     The fundamental responsibilities of the Committee are:
•	to review at least annually the goals and objectives and the structure of the Company’s plans for executive compensation, incentive compensation, equity-based compensation, and its general compensation plans and employee benefit plans (including retirement and health insurance plans);

•	to evaluate annually the performance of the Chief Executive Officer in light of the goals and objectives of the Company and its executive compensation plans, and to determine his or her compensation level based on this evaluation;

•	to review annually and determine the compensation level of all other executive officers of the Company, in light of the goals and objectives of the Company and its executive compensation plans;

•	periodically, as the Committee deems necessary or desirable and pursuant to the applicable equity-based compensation plan, to grant, or recommend that the Board grant, equity-based compensation awards to any officer or employee of the Company for such number of shares of common stock as the Committee, in its sole discretion, shall deem to be in the best interest of the Company; and

•	to review and recommend to the Board all equity-based compensation plans.
     Committee Meetings. The Compensation Committee meets as often as necessary to perform its duties and responsibilities. The Committee held seven meetings during 2007 and has held four meetings during 2008. The Committee typically meets with the Chief Executive Officer and also meets in executive session without management.
The Compensation-Setting Process
     The Committee meets in executive session each year to evaluate the performance of the named executive officers and certain key employees, to determine their incentive bonuses for the prior fiscal year, to set their base salaries for the next calendar year, and to consider and approve any grants to them of equity incentive compensation.
     Although many compensation decisions are made in the fourth and first quarters, the compensation planning process continues throughout the year. Compensation decisions are designed to promote the Company’s fundamental business objectives and strategy. Business and succession planning, evaluation of management performance and consideration of the business environment are year-round processes.
     Management plays a significant role in the compensation-setting process. The most significant aspects of management’s role are:

•	evaluating employee performance; and

•	recommending salary levels and option awards to the Committee.
     The Chief Executive Officer also participates in Committee meetings at the Committee’s request to provide:
•	background information regarding the Company’s strategic objectives;

•	his evaluation of the performance of the named executive officers and other key employees; and

•	compensation recommendations as to the named executive officers (other than himself).
Executive Compensation Philosophy
     The Company bases its executive compensation program on a pay-for-performance philosophy. The Company believes in rewarding executives based on individual performance and aligning the executives’ interests with those of the stockholders with the ultimate objective of improving stockholder value. To that end, the Committee believes that executive compensation packages provided by the Company to its executives should include both cash and stock-based compensation that reward performance. The Committee has not adopted any formal or informal policy for allocating compensation between long-term and short-term, between cash and non-cash or among the different possible forms of non-cash compensation.
     The Committee seeks to attract, retain and motivate key executives and to reward executives for value creation. The individual judgments made by the Committee are subjective and are based largely on the Committee’s perception of each executive’s contribution to both past performance and the long-term growth potential of the Company. Therefore, a substantial portion of executive officers’ compensation is determined by each executive officer’s contribution to the growth of the Company’s revenue and earnings per share.
     The Committee also believes that total compensation and accountability should increase with position and responsibility. Consistent with this philosophy, total compensation is higher for individuals with greater responsibility and greater ability to influence the Company’s targeted results and strategic initiatives. Typically, as position and responsibility increase, a greater portion of the named executive officer’s total compensation is performance-based pay.
     In addition, our compensation methods focus management on achieving annual performance in a manner that supports and ensures the Company’s long-term success and profitability. The Committee believes that stock options and restricted stock units issued under the Company’s equity compensation plans create long-term incentives that align the interests of management with the interests of long-term stockholders.
     Finally, while the Company’s overall compensation levels must be sufficiently competitive to attract talented leaders, the Committee believes that compensation should be set at responsible levels. The Company’s executive compensation programs are intended to be consistent with its cost control strategies.
2007 Compensation
     Executive Summary. The primary components of total compensation for the Company’s named executive officers during fiscal year 2007 were base salary and equity incentive compensation. The overall compensation decisions made for fiscal 2007 for the named executive officers were as follows:
•	Increases were made in base salaries for 2007 for the named executive officers based on the Committee’s evaluation of individual performance and the recommendations of the Company’s Chief Executive Officer. These increases were effective February 15, 2007.

•	As a result of the Company’s failure to achieve the fiscal 2007 performance metrics established by the Committee in March 2007, no cash incentive (bonus) payments were made to named executive officers with respect to fiscal 2007.

•	Consistent with its stated desire to promote and ensure the alignment of the interests of management with the interests of long-term stockholders, the Company granted stock option and restricted stock unit awards to the named executive officers as set forth in the “Grants of Plan Based Awards—2007” table below.
     Base Salary. On an annual basis the Committee determines the base salary for each of the named executive officers. In determining base salaries, the Committee considers the executive’s qualifications and experience, scope of responsibilities, the goals and objectives established for the executive, the executive’s past performance, internal pay equity, the tax deductibility of base salary and cash incentive payments and the extent to which the Company’s earnings were affected by the executive’s actions. The minimum levels of some of these base salaries are mandated by employment agreements with the named executive officers (which are described in more detail below under the heading “Additional Discussion of Material Items in Summary Compensation Table and Grant of Plan Based Awards Table—2007”). The relative amounts of the base salary and bonus of the named executive officers are set at levels so that a significant portion of the total compensation that such executive can earn is performance-based pay. The Committee believes that base salaries are an important part of the Company’s executive compensation program because they provide the named executive officers with a steady income stream that is not contingent upon the Company’s overall performance.
     The amount of base salary is largely determined based on the subjective judgment of the Committee without the use of a formula, taking into account the factors described above. In determining the base salary of the named executive officers, the Committee may informally assess salaries paid to executives in comparable industries and refer to surveys of compensation data for similar positions with similar companies. The base salaries in 2007 for the named executive officers are set forth below in the “Summary Compensation Table.”
     Cash Bonus. The Company utilizes annual cash bonuses to reward the named executive officers for their performance and the performance of the Company during the prior year. The Company utilizes an informal performance-based annual bonus program whereby the Committee approves a target bonus for each named executive officer as a percentage of base salary. The named executive officer may earn his bonus based on the achievement of financial goals set by the Committee. Additional details regarding the Company financial goals and related bonus levels set by the Committee for 2007 are set forth under the heading “Additional Discussion of Material Items in Summary Compensation Table and Grant of Plan Based Awards Table—2007” below. No cash bonus payments were made to named executive officers with respect to fiscal 2007.
     Equity Incentives. We consider equity-based awards to be an important part of the Company’s executive compensation program. Stock options, restricted stock awards (including restricted stock units), and other equity-based awards provide the named executive officers with a strong link to the Company’s long-term performance, promote an ownership culture, and more closely align the interests of the named executive officers with those of the Company’s stockholders.
     The named executive officers are eligible to receive stock options and restricted stock awards under the Emageon Inc. 2005 Equity Incentive Plan. This plan provides the Committee with broad discretion to fashion the terms of awards to provide eligible participants with such stock-based incentives as the Committee deems appropriate. It permits the issuance of awards in a variety of forms, including non-qualified stock options and incentive stock options, stock appreciation rights, restricted stock awards (including restricted stock units) and performance shares.
     In determining the number of options and restricted stock awards to be granted to named executive officers, and the frequency of such grants, the Committee takes into account the executive’s title, scope of responsibility, ability to affect the profitability of the Company, the executive’s performance and the value of stock options and restricted stock awards in relation to other elements of total compensation. The Company also believes that revenue and stock price appreciation are useful measures of management’s effectiveness in creating value for the Company’s stockholders. Therefore, the Company’s revenue and stock price appreciation over the applicable performance measurement periods are also taken into account when determining the number of options and restricted stock awards to be granted to executives. These factors are weighed by the Committee taking into account the overall goals of its equity-based award program.

     The Company grants all stock options and restricted stock units based on the fair market value of its common stock as of the date of grant. The exercise price for stock option grants is determined by reference to the closing price per share on the NASDAQ Global Market at the close of business on the date of grant.
     Option and restricted stock awards under the compensation programs discussed above are made at regular or special Compensation Committee meetings. The effective date for such grants is the date of such meeting, or such future date as the Committee may specify. The Company may also make grants of equity incentive awards at the discretion of the Committee or the Board of Directors in connection with the hiring of new executive officers and other employees.
     During 2007, the named executive officers received options to purchase an aggregate of 299,650 shares and 30,000 restricted stock units under the Company’s 2005 Equity Compensation Plan. Most of those awards were made in February 2007, and also in connection with Mr. Perkins’ appointment as our Chief Operating Officer in December 2007. For a more complete description of the individual awards, see the “Grants of Plan Based Awards — 2007” table below.
     Perquisites and Other Personal Benefits Compensation. The Company provides named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. The amounts shown in the Summary Compensation Table under the heading “All Other Compensation” represent the value of Company matching contributions to the executive officers’ 401(k) Plan accounts, the value of certain life insurance benefits, and club memberships. Except as shown in the Summary Compensation Table, executive officers did not receive any other perquisites or other personal benefits or property.
     Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company began accounting for stock-based payments, including its 2005 Equity Incentive Plan, in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“FAS 123R”).
     Other Compensation. The named executive officers are entitled to the same benefits that are otherwise available to all employees. Benefits which are available to all employees generally include company-paid basic group term life insurance and basic accidental death and dismemberment insurance, and an employer match of eligible compensation that employees invest in their 401(k) Plan accounts.
2008 Compensation Decisions
     The following table summarizes the Committee’s 2008 base salary decisions for our executive officers in 2008. As a result of the Company’s failure to achieve the fiscal 2007 performance metrics established by the Committee in March 2007, no increases were made in base salaries for the named executive officers for fiscal 2008.

Name	Base Salary

Charles A. Jett	$353,000
Chris Perkins	330,000
W. Randall Pittman	255,000
Compensation Committee Report
To the Stockholders of Emageon Inc.:
     The Compensation Committee has submitted the following report for inclusion in this Amendment No. 1 to the Company’s Annual Report on Form 10-K:
     Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 to Form 10-K with management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, for filing with the SEC.
     Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including the Company’s Annual Report on Form 10-K, as amended, or its Proxy Statement for its 2008 Annual Meeting of Stockholders, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.
     The foregoing report is provided by the following directors, who constitute the Committee:

COMPENSATION COMMITTEE Hugh H. Williamson, III (Chairman) Roddy J.H. Clark Mylle H. Mangum
Summary Compensation Table
     The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company for the fiscal years ended December 31, 2007 and 2006, by our named executive officers.

					Non-Equity
			Stock	Option	Incentive Plan		All Other
Name and Principal Position	Year	Salary (1)	Awards (2)	Awards (2)	Compensation		Compensation (3)	Total

Charles A. Jett, Jr.	2007	$353,825	$43,917	$717,709	$—	(4)	$3,975	$1,119,426
Chairman, Chief Executive Officer, and President	2006	336,000	32,615	738,082	84,000	(4)	4,528	1,195,225
Chris E. Perkins (5) Chief Operating Officer	2007	27,500	—	—	—		—	27,500
W. Randall Pittman (6)	2007	255,832	13,016	219,651	—	(4)	4,240	492,739
Chief Financial Officer and Treasurer	2006	233,000	9,694	219,327	46,600	(4)	4,781	513,402
Grady O. Floyd (7)	2007	255,832	96,628 (8)	686,717 (8)	—		5,135	1,044,312
Chief Operating Officer	2006	202,256	21,494	118,752	—		26,769	369,271
Robert W. Grubb (9)	2007	190,804	—	277,961	113,931	(4)(10)	2,850	585,546
Senior Vice President, Sales	2006	185,000	—	200,397	247,160	(4)(10)	3,882	636,439

(1)	Includes amounts deferred under the Company’s employee savings plan under Section 401(k) of the Internal Revenue Code. The Company contributed $295,938 and $437,532 to this plan in 2007 and 2006, respectively, on behalf of all of its eligible participating employees.

(2)	Represents the amount recognized by the Company as an expense for financial reporting purposes pursuant to FAS 123R, but disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The methodology and assumptions used to calculate the cost of each named executive officer’s outstanding restricted stock unit and option grants are described in Note 2, “Summary of Significant Accounting Policies,” beginning on page F-8, and Note 13, “Stock-Based Compensation,” beginning on page F-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No restricted stock unit grants or option grants to the named executive officers listed above were forfeited in 2006 or 2007.

(3)	Includes life insurance premiums paid on behalf of the named executive officers. In 2006, Mr. Floyd was reimbursed for moving expenses in an amount equal to $26,290. No other perquisites or personal benefits exceeded $10,000 for any named executive officer.

(4)	Includes cash bonus awarded under the Company’s performance-based annual bonus program. For 2007, the Company did not make any cash bonus awards to named executive officers under this program. Details regarding performance metrics and target bonus ranges set by the Compensation Committee are set forth under the heading “Additional Discussion of Material Items in Summary Compensation Table and Grant of Plan Based Awards Table—2007 — Cash

Bonus Program” below. Target bonus ranges for 2007 are listed in the “Grants of Plan-Based Awards Table—2007” below.

(5)	Mr. Perkins joined the Company as its Chief Operating Officer on December 6, 2007.

(6)	Mr. Pittman resigned his positions as Chief Financial Officer and Treasurer effective as of March 31, 2008.

(7)	Mr. Floyd resigned his position as Chief Operating Officer effective December 6, 2007, but continued to be employed by the Company through December 31, 2007.

(8)	Includes amounts recognized by the Company as an expense in connection with the vesting of all equity awards as of December 31, 2007 in accordance with the Severance Agreement and General Release entered into by Mr. Floyd on January 14, 2008 in connection with the termination of his employment with the Company. See Notes 2 and 3 above for additional detail regarding the recognition of such expense pursuant to FAS 123R.

(9)	In connection with recent management restructurings, in January 2008 Mr. Grubb became the Company’s Senior Vice President — Production Operations, and is no longer an executive officer of the Company.

(10)	Includes amounts received in non-equity incentive plan compensation pursuant to a sales incentive compensation plan.
Grants of Plan-Based Awards Table—2007
     The following table set forth information on non-equity incentive plans and grants of equity awards to our named executive officers in fiscal 2007.

						All Other	All Other
						Stock Awards:	Option Awards:		Grant Date
						Number of	Number of	Exercise or	Fair Value
			Estimated Future Payouts Under			Shares of	Securities	Base Price	of Stock
	Approval	Grant	Non-Equity Incentive Plans (1)			Stock or	Underlying	of Option	and Option
Name	Date	Date	Threshold	Target	Maximum	Units (2)	Options (3)	Awards ($ / Sh)	Awards (4)
Charles A. Jett, Jr.			$—	$222,910	$222,910
	2/26/2007	2/26/2007					79,650	$12.46	$487,458
Chris E. Perkins (5)			N/A	N/A	N/A
	12/6/2007	12/6/2007				30,000			$135,600
	12/6/2007	12/6/2007					120,000	$4.52	$256,800
W. Randall Pittman			$—	$115,124	$115,124
	2/26/2007	2/26/2007					25,000	$12.46	$153,000
Grady O. Floyd			$—	$115,124	$115,124
	2/26/2007	2/26/2007					25,000	$12.46	$153,000
Robert W. Grubb			$—	See Note 6	See Note 6
	2/26/2007	2/26/2007					25,000	$12.46	$153,000
	8/10/2007	8/10/2007					25,000	$9.19	$112,000

(1)	These columns indicate the range of payouts targeted for 2007 performance under the Company’s annual cash bonus program as described under the headings “Compensation Discussion and Analysis” and “Additional Discussion of Material Items in Summary Compensation Table and Grant of Plan Based Awards Table—2007.” The actual payment for 2007 to each named executive officer is shown in the “Summary Compensation Table” in the column titled “Non-Equity Incentive Plan Compensation.”

(2)	These restricted stock units vest in 48 approximately equal monthly installments commencing one month after the date of such award.

(3)	These options have a ten-year term, and vest in 48 approximately equal monthly installments commencing one month after the date of such award.

(4)	The methodology and assumptions used to calculate the grant date fair value of each named executive officer’s outstanding restricted stock unit and stock option grants for 2007 are described in Note 2, “Summary of Significant Accounting Policies,” beginning on page F-8, and Note 13, “Stock-Based Compensation,” beginning on page F-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, but disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

(5)	Mr. Perkins joined the Company as its Chief Operating Officer on December 6, 2007. These restricted stock unit and option awards were made to Mr. Perkins under his employment agreement with the Company in connection with his appointment as our Chief Operating Officer.

(6)	Mr. Grubb’s sales incentive compensation plan with the Company provided for payment in 2007 of quarterly and annual incentive compensation equal to a percentage of new sales bookings by the Company’s sales team and was subject to achievement of certain minimum bookings targets and certain minimum annual revenue targets.
Additional Discussion of Material Items in Summary Compensation Table and Grant of Plan Based Awards Table—2007
     The Company’s executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table was paid or awarded, and pursuant to which the awards set forth in the Grant of Plan Based Awards Table—2007 were made, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of the Company’s compensation plans and arrangements is set forth below.
Employment Agreements of Named Executive Officers
     Charles A. Jett, Jr. and Chris E. Perkins. Mr. Jett, Chairman of the Board, Chief Executive Officer and President, and Mr. Perkins, Chief Operating Officer, have employment agreements with the Company. The term of Mr. Jett’s employment agreement is two years and the term of Mr. Perkins’s employment agreement is one year. The terms of the agreements automatically renew on a daily basis unless notice is given by the Company or by the executive to cease the automatic renewal.
     Pursuant to the terms of the agreements, each of these executive officers is entitled to a base annual salary, subject to annual increase as recommended by the Compensation Committee, and is eligible for an annual targeted cash bonus equal to a percentage of annual salary. Target bonuses are paid if in the judgment of the Compensation Committee certain target levels of revenue and earnings are achieved and if certain other criteria are met. In addition, these executives are eligible for the same employee benefits, including health, life, disability, dental, and retirement benefits, as are available to all employees of the Company.
     W. Randall Pittman and Grady O. Floyd. Mr. Pittman, the Company’s former Chief Financial Officer and Treasurer, and Mr. Floyd, the Company’s former Chief Operating Officer, are parties to employment agreements with the Company. The term of Mr. Pittman’s employment agreement was one year, the term of Mr. Floyd’s employment agreement was 18 months, and the agreements otherwise contained terms with respect to salary, bonus and benefits similar to those set forth in the employment agreements of Messrs. Jett and Perkins. The employment agreements contain certain rights and obligations, including non-competition and confidentiality obligations on the part of the former executive and indemnification obligations on the part of the Company, that continued following the termination of the executive’s employment.
     On February 20, 2008, the Company and Mr. Pittman entered into a Severance Agreement and General Release with respect to the termination of Mr. Pittman’s employment, which termination was effective March 31, 2008, and on January 14, 2008, the Company and Mr. Floyd entered into a Severance Agreement and General Release with respect to the termination of Mr. Floyd’s employment, which termination was effective December 31, 2007. The terms of these severance agreements are described in further detail under the heading “Potential Payments Upon Termination or Change in Control” below.
     Robert W. Grubb. The Company is party to a letter agreement with Mr. Grubb, dated September 11, 2006, regarding severance payments to be made to Mr. Grubb in the event that his employment is terminated other than for cause or as a result of a change in control of the Company. The terms of these severance arrangements are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” below.
2005 Equity Incentive Plan
     The Board of Directors adopted the Emageon Inc. 2005 Equity Incentive Plan in January 2005. The plan gives the Compensation Committee broad discretion to fashion the terms of awards to provide eligible participants with such equity-based incentives as the Compensation Committee deems appropriate. It permits the issuance of awards in a variety of forms, including non-qualified stock options and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, and performance shares.
Cash Bonus Program
     The Company utilizes a performance-based annual bonus program whereby the Committee approves a target bonus for each named executive officer (and certain other employees) as a percentage of base salary, with the bonus payable if the Company reaches certain financial performance metrics and the executive meets certain performance objectives. Additional detail regarding the program is set forth under the heading “Compensation Discussion and Analysis” above.
     For 2007, the Compensation Committee established two performance metrics for this bonus plan: (i) $136 million in Company revenue, and (ii) earnings per share of $.24 (before acquisition-related charges). In addition, the Compensation Committee determined that the target cash incentive amount for which Mr. Jett would be eligible would be 63% of his base salary, and the target cash incentive amounts for which the Company’s other named executive officers would be eligible would be 45% of the executive’s base salary. One-half of the cash incentive amount would be payable to the named executive officer if the Company achieved the total revenue target, and one-half would be payable if the Company achieved the earnings per share target. No cash incentive would be paid in the event the Company’s performance fell below both the revenue target and the earnings per share target. The Company did not achieve either the revenue performance metric or the earnings per share target; thus, no non-equity cash incentive bonus payments were made to named executive officers for 2007.
     For 2006, the Compensation Committee established two performance metrics for this bonus plan: (i) $122-125 million in Company revenue, and (ii) earnings per share of $.02 (before acquisition-related charges). In addition, the Compensation Committee determined that the target cash incentive amount for which Mr. Jett would be eligible would be 50% of his base salary, and the target cash incentive amounts for which the Company’s other named executive officers would be eligible would range from 33% to 40% of the executive’s base salary. One-half of the cash incentive amount would be payable to the named executive officer if the Company achieved the total revenue target, and one-half would be payable if the Company achieved the earnings per share target. No cash incentive would be paid in the event the Company’s performance fell below both the revenue target and the earnings per share target. The Company achieved the revenue performance metric, but did not achieve the earnings per share target; thus, non-equity cash incentive bonus payments were made to executives at 50% of target bonus range.
     The amounts of the target bonuses for each named executive officer are set forth in the “Grants of Plan-Based Awards Table—2007” above, and the actual cash bonus payments made to the named executive officers for 2006 and 2007 are set forth in the “Summary Compensation Table” above.
Sales Incentive Compensation Plan
     The Company agreed to a sales incentive compensation plan with Mr. Grubb for 2006 and 2007 that provided for payment of quarterly and annual incentive compensation equal to a percentage of new sales bookings by the Company’s sales team, subject to achievement of certain minimum bookings targets and certain minimum annual revenue targets.
Defined Contribution Benefit Plan
     The Company has established a 401(k) plan for all eligible employees pursuant to Section 401(k) of the Internal Revenue Code. Prior to 2006, the Company made no contributions to this plan. Effective January 1, 2006, the Company began matching employee contributions to the plan at a rate of 50% of employee contributions up to a maximum of 3% of the employee’s annual salary. The Company’s aggregate contributions to the plan for all participating employees for the years ended December 31, 2007 and 2006 were $295,938 and $437,532, respectively.

Outstanding Equity Awards at Fiscal Year—End—2007
     The following table sets forth information on stock options and stock awards held by the named executive officers at December 31, 2007. The market value of the stock awards is based upon the closing market price for the Company’s common stock as of December 31, 2007, the last trading day in 2007, which was $4.03.

		Option Awards					Stock Awards
		Number of	Number of					Market Value
		Securities	Securities				Number of	of Shares or
		Underlying	Underlying				Shares or	Units of
		Unexercised	Unexercised	Option	Option		Units of Stock	Stock That
	Date of	Options	Options	Exercise	Expiration		That Have Not	Have Not
Name	Award	Exercisable	Unexercisable	Price	Date		Vested	Vested

Charles A. Jett, Jr.	7/1/2000	148,187	0	$4.70	7/1/2010	(1)
	10/30/2000	57,152	0	$4.70	10/30/2010	(1)
	12/14/2001	78,000	0	$1.73	12/14/2011	(2)
	1/28/2003	9,538	0	$4.70	1/28/2013	(2)
	2/11/2004	54,483	0	$5.52	2/11/2014	(2)
	1/7/2005	30,820	30,820	$7.17	1/7/2015	(3)
	11/1/2005	52,083	47,917	$12.72	11/1/2015	(4)
	4/3/2006	39,833	55,767	$16.56	4/3/2016	(4)
	4/3/2006						6,202 (5)	$102,705
	2/26/2007	16,594	63,056	$12.46	2/26/2017	(6)

Chris E. Perkins	12/6/2007		120,000	$4.52	12/6/2017	(6)
	12/6/2007						30,000 (5)	$135,600

W. Randall Pittman (8)	11/1/2002	100,453	0	$4.70	11/1/2012	(7)
	2/11/2004	15,757	0	$5.52	2/11/2014	(2)
	1/7/2005	10,303	10,303	$7.17	1/7/2015	(3)
	11/1/2005	15,625	14,375	$12.72	11/1/2015	(4)
	4/3/2006	11,840	16,576	$16.56	4/3/2016	(4)
	4/3/2006						1,846 (5)	$30,570
	2/26/2007	5,208	19,792	$12.46	2/26/2017	(6)

Grady O. Floyd	4/3/2006	62,000	0	$16.56	4/3/2016	(9)
	2/26/2007	25,000	0	$12.46	3/30/2008	(9)

Robert W. Grubb	11/1/2002	54,305	0	$4.70	11/1/2012	(7)
	2/11/2004	4,848	0	$5.52	2/11/2014	(2)
	11/4/2004	12,120	0	$7.17	11/4/2014	(10)
	4/3/2006	31,250	43,750	$16.56	4/3/2016	(4)
	2/26/2007	5,208	19,792	$12.46	2/26/2017	(6)
	8/10/2007	2,083	22,917	$9.19	8/10/2017	(6)

(1)	These options vested in four equal annual installments commencing on the first anniversary of the date of the award.

(2)	These options vested in three approximately equal annual installments commencing on the first anniversary of the date of the award.

(3)	Fifty percent of these options vested in one installment on the second anniversary of the date of the award, with the balance vesting in two equal annual installments commencing one year after such anniversary.

(4)	Twenty-five percent of these options vested in one installment on the first anniversary of the date of the award, with the balance vesting in 36 approximately equal monthly installments commencing one month after such anniversary.

(5)	These restricted stock units vest in 48 approximately equal monthly installments commencing one month after the date of such award.

(6)	These options vest in 48 approximately equal monthly installments commencing one month after the date of such award.

(7)	These options vested in three approximately equal annual installments commencing November 1, 2002.

(8)	All options and restricted stock units held by Mr. Pittman became fully vested on March 31, 2008 under the Severance Agreement and General Release, dated February 20, 2008, between Mr. Pittman and the Company, and all such options will expire on June 29, 2008 in accordance with the terms of the option agreements pursuant to which they were granted.

(9)	These options became fully vested on December 31, 2007 under the Severance Agreement and General Release, dated January 14, 2008, between Mr. Floyd and the Company, and were forfeited on March 30, 2008 in accordance with the terms of the option agreements pursuant to which they were granted.

(10)	These options vested in three approximately equal annual installments commencing September 10, 2004.

Option Exercises and Stock Vested Table—2007
     The following table provides information, for the named executive officers, on stock option exercises during 2007, including the number of shares acquired upon exercise and the value realized.

	Option Awards		Stock Awards
			Number of Shares
	Number of Shares	Value Realized on	Acquired on		Value Realized on
Name	Acquired on Exercise	Exercise	Vesting (1)		Vesting (3)
Charles A. Jett, Jr.	—	$—	2,652	(1)	$25,627
Chris E. Perkins	—	—	—		—
W. Randall Pittman	—	—	786	(1)	7,595
Grady O. Floyd	—	—	5,835	(2)	32,529
Robert W. Grubb	—	—	—		—

(1)	Represents restricted stock units granted on April 3, 2006 that vested during 2007. These restricted stock units vest in 48 approximately equal monthly installments.

(2)	Includes restricted stock units that became fully vested on December 31, 2007 pursuant to the Severance Agreement and General Release, dated January 14, 2008, between Mr. Floyd and the Company.

(3)	Amounts reflect the market value of the stock, as determined by the closing price per share on the NASDAQ Global Market, on the day the stock vested.
Payments Upon Termination or Change in Control
     The Company is party to employment agreements with certain of its named executive officers. These employment agreements address, among other things, compensation and benefits that would be paid to each of the named executive officers if his employment is terminated for various reasons, including termination for cause or without cause, and termination in connection with a change in control of the Company.
     Recently, the Company entered into severance agreements with two of its named executive officers, W. Randall Pittman and Grady O. Floyd. These severance agreements address, among other things, the compensation and benefits payable to each of these named executive officers in connection with the termination of his employment.
     In addition, certain of the Company’s equity-based incentive plans and the award agreements under those plans call for compensation to be provided under certain circumstances in connection with the termination of a named executive officer’s employment or a change in control of the Company.
Potential Payments — Charles A. Jett, Jr., Chris E. Perkins and W. Randall Pittman
     Assuming that a termination event or change in control had occurred on December 31, 2007, the value of potential payments and benefits payable to each of Messrs. Jett, Perkins and Pittman is set forth in the following tables. Additional information regarding these potential payments, as well as potential payments to certain of the Company’s other named executive officers in connection with a termination event or change in control, is provided following these tables.
     Information regarding payments and benefits payable to Mr. Pittman in connection with a termination event or change in control is included in the following tables because he was an executive officer of the Company as of December 31, 2007. However, Mr. Pittman resigned his positions as Chief Financial Officer and Treasurer effective as of March 31, 2008. In connection with the termination of his employment, Mr. Pittman entered into a severance agreement pursuant to which he will receive the benefits provided for under the terms of his employment agreement with the Company in the event of a termination without “cause.” The terms of Mr. Pittman’s severance agreement are described in further detail under the heading “Severance Agreements” below.
     The price per share of the Company’s common stock used for purposes of the following calculations is the closing market price on the NASDAQ Global Market as of December 31, 2007, the last trading day in 2007, which was $4.03. The tables exclude (i) amounts accrued through December 31, 2007 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for 2007, (ii) vested account balances in our contributory retirement plan that are generally available to all of the Company’s U.S. salaried employees, and (iii) any amounts to be provided under any arrangement that does not discriminate in scope, terms, or operation in favor of named executive officers and that is available generally to all salaried employees. Actual amounts to be paid can only be determined at the time of such executive’s termination.
     Charles A. Jett, Jr.

		Termination by
		Company without
	Termination by	Cause or by Named	Voluntary
	Company without	Executive Officer	Termination by
	Cause or by Named	with Good Reason	Named Executive
	Executive Officer	Following a Change	Officer Following a
Payment or Benefit	with Good Reason	in Control	Change in Control

Severance payment(s) (1)	$1,151,780	$1,151,780	$575,390
Continued healthcare and life insurance coverage (2)	21,846	21,846	10,923
Tax gross-up	—	541,233 (3)	—
Market value of stock options vesting on termination	179,400	179,400	179,400
Market value of restricted stock units vesting on termination	42,807	42,807	42,807

(1)	Represents Mr. Jett’s then-current base salary and maximum 2007 cash bonus (calculated as if all performance metrics had been achieved) multiplied by the applicable severance period under his employment agreement.

(2)	Represents the product of the Company’s monthly premium costs for such benefits multiplied by the applicable severance period under Mr. Jett’s employment agreement.

(3)	The amount shown is an estimate of the tax gross up payment payable to Mr. Jett. This amount is an estimate only, and is calculated using the full market value of restricted stock that would vest upon such a termination and the difference between the full market value and the exercise price of stock options that would vest upon such a termination. Under the IRS rules governing parachute payments, only a portion of this value would likely be considered a parachute payment; a lower parachute payment would result in a lower gross up payment. For purposes of this estimate, no value has been assigned to the restrictive covenants to which Mr. Jett would be subject under his employment agreement.
     Chris E. Perkins

	Termination by
	Company without
	Cause or by Named
	Executive Officer
Name and payment or benefit	with Good Reason	Change in Control

Severance payment(s)	$547,800 (1)	$—
Continued healthcare coverage	10,323 (2)	—
Tax gross-up	—	—
Market value of stock options vesting on termination or Change in Control	—	—
Market value of restricted stock units vesting on termination or Change in Control	120,900	120,900

(1)	Represents Mr. Perkins’ then-current base salary and maximum 2007 cash bonus (calculated as if all performance metrics had been achieved) multiplied by the applicable severance period under his employment agreement.

(2)	Represents the product of the Company’s monthly premium cost for such benefit multiplied by the applicable severance period under Mr. Perkins’ employment agreement.

     W. Randall Pittman

Termination by Company
without Cause or by Named
Executive Officer with Good
Name and payment or benefit	Reason

Severance payment(s) (1)	$369,750
Continued healthcare and life insurance coverage (2)	11,188
Tax gross-up	—
Market value of stock options vesting on termination	—
Market value of restricted stock units vesting on termination	12,723

(1)	Represents the named executive officer’s then-current base salary and maximum 2007 cash bonus (calculated as if all performance metrics had been achieved) multiplied by the applicable severance period under his employment agreement.

(2)	Represents the product of the Company’s monthly premium cost for such benefit multiplied by the applicable severance period under the named executive officer’s employment agreement.
Employment and Related Agreements
     Charles A. Jett, Jr. and Chris E. Perkins. The Company’s employment agreements with Messrs. Jett and Perkins address the rights and obligations of the Company in connection with the termination of the executive’s employment in different situations. Under each agreement:
•	Upon any termination of the executive’s employment, including if the executive’s employment is terminated by the Company for “cause” by the Company or the executive by reason of death or disability, by the executive without “good reason,” or by virtue of the expiration of the term of the agreement, the executive (or his estate or beneficiaries, as applicable) will be entitled to receive all compensation due to him under the agreement through his last day of employment.

•	If the executive terminates his employment for “good reason” or the Company terminates the executive’s employment other than for “cause,” death or disability, then the executive will be entitled to receive a lump sum payment that is equal to (i) his then-current monthly base salary plus one-twelfth of his target annual bonus (calculated as if all performance metrics had been achieved) multiplied by (ii) the number of months in the “severance period.” The severance period for Mr. Jett is equal to the greater of 12 months or the number of months remaining under the term of the employment agreement; provided that the severance period in connection with a voluntary termination (i.e., for other than “good reason”) of his employment following a change in control is 12 months. The severance period for Mr. Perkins is equal to 12 months. In addition, the executive’s coverage under the Company’s health, dental, and life insurance plans would continue during the severance period, and his outstanding stock options and restricted stock units will become fully vested.
     Each of the employment agreements provides for tax protection in the form of a gross up payment to reimburse the executive for any excise tax under Internal Revenue Code Section 4999 as well as any additional income and employment taxes resulting from such reimbursement. Code Section 4999 imposes a 20% non-deductible excise tax on the recipient of an “excess parachute payment” and Code Section 280G disallows the tax deduction to the payor of any amount of an excess parachute payment that is contingent on a change in control. Additionally, each of the employment agreements contains non-compete, non-solicitation, confidentiality and related provisions covering the term of employment and, post-termination, for the longer of the severance period or one year.
     Under the employment agreements, the definition of “cause” includes (i) the willful and continued breach of duties by the executive, (ii) willfully engaging in illegal conduct or gross misconduct that is demonstrably and materially injurious to the Company, (iii) material breach by the executive of the employment agreement, (iv) breach by the executive of the non-solicitation, non-compete or confidentiality provisions in the employment agreement, and (v) conviction of a felony or serious misdemeanor involving moral turpitude, theft, or dishonesty.
     Under the employment agreements, the definition of “good reason” includes (i) a material reduction in the executive’s duties or responsibilities, (ii) a reduction in the executive’s base salary or target bonus, (iii) the relocation of the executive’s office or the Company’s headquarters to a location more than 35 miles away from its present location, and (iv) material breach by the Company of the employment agreement. In addition, under Mr. Jett’s employment agreement, “good reason” includes the failure by the Company to maintain a benefit program that is material to the executive’s overall compensation, and Mr. Jett may terminate his employment for any reason during specified periods following a “change in control” of the Company.
     Mr. Perkins’ Restricted Stock Unit Award Agreement and Stock Option Agreement also address the rights and obligations of the Company in connection with the termination of Mr. Perkins’ employment in different situations.
•	Under Mr. Perkins’ Restricted Stock Unit Award Agreement, if Mr. Perkins becomes disabled, his restricted stock units will become fully vested and nonforfeitable; if Mr. Perkins dies while actively employed by the Company, his employment is terminated by the Company for cause, or Mr. Perkins terminates his employment for other than good reason, then all unvested restricted stock units are forfeited; and if Mr. Perkins terminates his employment for good reason, or the Company terminates his employment other than for cause, death or disability, then his restricted stock units will become fully vested. In addition, upon a “change in control” (as defined in the Restricted Stock Unit Award Agreement) of the Company, all of Mr. Perkins’ restricted stock units will become fully vested and nonforfeitable.

•	Under Mr. Perkins’ Stock Option Agreement, if Mr. Perkins dies while actively employed by the Company, or if Mr. Perkins’ employment is terminated by reason of disability, the unvested portion of his stock options shall expire, and the vested portion shall be exercisable for a period of one year (or the remaining term of the stock option, if shorter); if the Company terminates Mr. Perkins’ employment for cause, then the stock options shall, whether vested or unvested, immediately terminate and cease to be exercisable; and if the Company terminates Mr. Perkins’ employment without cause, or Mr. Perkins terminates his employment voluntarily for any reason, the unvested portion of his stock options shall expire, and the vested portion shall be exercisable for a period of three months (or the remaining term of the stock option, if shorter). In addition, upon a “change in control” (as defined in the Stock Option Agreement) of the Company, all of Mr. Perkins’ stock options shall become vested and exercisable, and the Company may terminate the stock options if it gives Mr. Perkins 30 days’ prior written notice and the opportunity to, at the Company’s election, receive a cash payment equal to the difference between the fair market value and the exercise price of the vested portion of such stock option, or the right to exercise all vested portions of the stock option immediately prior to the effective date of the change in control. If Mr. Perkins’ options remain outstanding after a change in control of the Company, and his employment is terminated within 2 years after the change in control of the Company, then all vested stock options will remain exercisable for a period of one year after his termination (or the remaining term of the stock option, if shorter).
     Robert W. Grubb. The Company’s severance letter agreement with Mr. Grubb provides that if his employment is terminated for any reason other than for “cause,” or is terminated in connection with a change in control of the Company, Mr. Grubb will be entitled to receive a lump sum payment equal to six months of his then-current base salary. Assuming that Mr. Grubb’s employment was terminated on December 31, 2007, by the Company other than for cause or in connection with a change in control of the Company, Mr. Grubb would have been entitled to receive a payment of $92,500.
     Under the severance letter agreement, “cause” is defined to include (i) insubordination, (ii) any act or omission that is, or is likely to be, injurious to the Company or its business reputation, (iii) dishonesty, fraud, malfeasance, gross negligence, or misconduct, (iv) failure to satisfactorily perform duties or follow the policies, procedures, and rules of the Company, and (v) arrest, indictment for, or conviction of, or entry of a plea of guilty or no contest to, a felony or crime involving moral turpitude.
Severance Agreements
     W. Randall Pittman and Grady O. Floyd. Each of Mr. Pittman’s and Mr. Floyd’s employment agreements with the Company contain provisions relating to the rights and obligations of the Company in connection with the termination of his employment in different situations similar to those set forth in the employment agreements of Messrs. Jett and Perkins. Mr. Pittman resigned his positions as Chief Financial Officer and Treasurer effective as of March 31, 2008, and Mr. Floyd resigned his position as Chief Operating Officer of the Company effective as of December 6, 2007 (although he remained employed by the Company through December 31, 2007). In connection therewith, each of Mr. Pittman and Mr. Floyd entered into a Severance Agreement and General Release with the Company. Under the severance agreements, the former executive received all base salary accrued through the effective date of his termination (less all applicable statutory withholdings and deductions) and the following other benefits, which are the benefits provided for under the terms of his employment agreement with the Company in the event of a termination without “cause”:
     W. Randall Pittman

Name and payment or benefit	Amount

Severance payment (1)	$382,500
Continued healthcare and life insurance coverage (2)	9,108

(1)	Represents (i) monthly base salary as of the date of termination plus one twelfth of his target annual bonus (calculated as if all performance metrics had been achieved) multiplied by (ii) 12 months.

(2)	Represents the product of the Company’s monthly premium cost for such benefit multiplied by 12 months.
     Grady O. Floyd

Name and payment or benefit	Amount

Severance payment (1)	$554,625
Continued healthcare and life insurance coverage (2)	20,610

(1)	Represents (i) monthly base salary as of the date of termination plus one twelfth of his target annual bonus (calculated as if all performance metrics had been achieved) multiplied by (ii) 18 months.

(2)	Represents the product of the Company’s monthly premium cost for such benefit multiplied by 18 months.
     In addition, under each severance agreement, all outstanding stock options and restricted stock units held by the former executive became fully vested as of the date of termination.
     Under the severance agreements, the former executive also agreed to a general release of the Company for all claims through the date of the agreement, and the Company agreed to release the former executive from all claims based on his employment with the Company.
Change in Control and Termination Provisions of the Company’s Other Benefit Plans
     2005 Equity Incentive Plan. Under the terms of the Company’s 2005 Equity Incentive Plan, unless otherwise provided in a restricted stock unit, employment or other agreement, if one of the named executive officers becomes disabled, his restricted stock units will become fully vested and nonforfeitable, but if he dies while actively employed by the Company or his employment is terminated for any other reason, all unvested restricted stock units are forfeited.
Compensation of Directors
     The following table sets forth the compensation earned by or awarded to each director who is not an employee of the Company and also served on the Company’s Board of Directors in 2007. Mr. Jett, the only employee director of the Company, receives no additional cash compensation for his service as a director. Information regarding the compensation awarded Mr. Jett for his service as an employee is shown under “Summary Compensation Table” in this Proxy Statement.

Non-Employee Director Compensation Table—2007

	Fees Earned or Paid		Option	All Other
Name	in Cash	Stock Awards (1)	Awards (2)(3)(4)	Compensation	Total
Arthur P. Beattie	$37,000	$—	$42,852	$—	$79,852
Roddy J.H. Clark	37,500	—	42,852	—	80,352
Douglas D. French	30,500	25,318	41,339	—	97,157
Fred C. Goad, Jr.	40,500	—	42,852	—	83,352
Mylle H. Mangum	34,000	—	42,852	—	76,852
John W. Thompson	32,000	—	42,852	—	74,852
Hugh H. Williamson, III	38,500	—	42,852	—	81,352

(1)	Represents the amount recognized by the Company as an expense in 2007 for financial reporting purposes pursuant to FAS 123R with respect to restricted stock awards, but disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. Mr. French was granted 2,000 shares of restricted common stock at a price of $15.99 per share on October 16, 2006. These shares vested on October 16, 2007. The methodology and assumptions used to calculate the cost of outstanding restricted stock grants for 2007 are described in Note 2, “Summary of Significant Accounting Policies,” beginning on page F-8, and Note 13, “Stock-Based Compensation,” beginning on page F-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, but disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

(2)	Represents the amount recognized by the Company as an expense in 2007 for financial reporting purposes pursuant to FAS 123R with respect to options, but disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. Amounts include awards granted in and prior to 2007. The methodology and assumptions used to calculate the cost of each director’s stock option grants for 2007 are described in Note 2, “Summary of Significant Accounting Policies,” beginning on page F-8, and Note 13, “Stock-Based Compensation,” beginning on page F-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No stock option grants to the directors listed above were forfeited in 2007.

(3)	Each director other than Mr. Jett was granted options to purchase 7,500 shares of common stock at an exercise price of $7.93 per share on May 25, 2007. These options have a ten-year term and vest on the date of the 2008 annual meeting of stockholders. The grant date fair value of the options granted to each Director was $29,175. The methodology and assumptions used to calculate the cost of each director’s outstanding stock option grants for 2007 are described in Note 2, “Summary of Significant Accounting Policies,” beginning on page F-8, and Note 13, “Stock-Based Compensation,” beginning on page F-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, but disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

(4)	Each director had the following unexercised options outstanding at December 31, 2007: Mr. Beattie, options to purchase 19,909 shares; Mr. Clark, options to purchase 19,424 shares; Mr. French, options to purchase 11,250 shares; Mr. Goad, options to purchase 19,909 shares; Mrs. Mangum, options to purchase 19,909 shares; Mr. Thompson, options to purchase 17,000 shares; and Mr. Williamson, options to purchase 17,000 shares.
Director Compensation
     Directors of the Company receive both cash compensation and equity compensation.
     Cash Compensation. For the year ended December 31, 2007, and subsequent years, the Board has approved cash compensation to be paid non-employee directors as follows:
•	an annual retainer fee of $20,000;

•	a per meeting fee of $1,000;

•	a per committee meeting fee of $500; and

•	an annual retainer fee for committee chairmen of $5,000 for the Audit Committee and $3,000 for the Compensation and Governance Committees.
     Equity Compensation. Under the Company’s 2005 Non-Employee Director Stock Incentive Plan (the “Director Plan”), the Compensation Committee of the Board, or other committee designated by the Board, may grant to the group of non-employee directors a maximum of 500,000 shares of the Company’s common stock in the form of non-qualified stock options, stock appreciation rights, restricted stock, or restricted stock units. The Committee has the discretion to determine the terms and conditions of the awards, including the type, number of shares, duration, conditions of exercise, and consequences of a director’s termination of service or a change in control of the Company. The Committee may amend or terminate the Director Plan and may amend outstanding awards provided that no such amendment will adversely affect the rights and obligations of a non-employee director without his or her consent. All options are granted at the fair market value of the Company’s stock on the date of grant.
     The Director Plan provides for an automatic award of stock options to each non-employee director each year on the day following the annual meeting of stockholders, and for the award of stock options to each person first elected as a director on a date other than the annual meeting date. The Director Plan also allows the administering committee to make discretionary grants to non-employee directors. For the year ended December 31, 2007, and subsequent years, the Board approved the automatic award to non-employee directors of an option for 7,500 shares of common stock on the day following the annual meeting of stockholders in 2007.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee currently consists of Mr. Williamson (Chairman), Mr. Clark, and Mrs. Mangum. None of the members of the Committee were officers or employees of the Company during 2007 or at any other time. During 2007 no executive officer of the Company served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on the Company’s Board or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2008 by (i) each member of our Board of Directors, (ii) our named executive officers, (iii) all of our directors and officers as a group, and (iv) any person who is known by us to be the beneficial owner of more than 5% of our common stock as defined in accordance with Rule 13d-3 under the Exchange Act.

	Shares
	Beneficially
Beneficial Owner	Owned (1)(2)	Percent Owned (3)

Non-Employee Directors (4)
Arthur P. Beattie	14,409	*
Roddy J.H. Clark	13,924	*
Douglas D. French	5,750	*
Fred C. Goad, Jr.	14,409	*
Mylle H. Mangum	14,409	*
John W. Thompson	129,853 (5)	*
Hugh H. Williamson, III	19,060	*

Named Executive Officers (4)

Charles A. Jett, Jr.	601,630	2.74%
W. Randall Pittman	232,158	*
Chris E. Perkins	18,123	*
Grady O. Floyd	7,000 (6)	*
Robert W. Grubb	125,018	*

All Directors, Nominees and Executive Officers as a Group (12 Persons)	1,195,743	5.33%

Five Percent or Greater Stockholders

Oliver Press Partners, LLC (7)	3,569,360	16.63%
Oliver Press Investors, LLC Augustus K. Oliver Clifford Press Candens Capital, LLC (8)	2,562,704	11.94%
Accipiter Capital Management, LLC Gabe Hoffman Deerfield Capital, L.P. (9)	2,428,000	11.31%
Deerfield Management Company, L.P. James E. Flynn D.E. Shaw & Co., L.P. (10)	1,448,967	6.75%
David E. Shaw Prescott Group Capital Management, L.L.C. (11)	1,244,990	5.80%
Wellington Management Company, LLP (12)	1,134,800	5.29%

*	Less than one percent.

(1)	Except as indicated in the footnotes to this table, the persons listed have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Includes, for the respective beneficial owner, beneficial ownership of the following numbers of shares that may be acquired by such beneficial owner upon the exercise of stock options that are currently exercisable or exercisable within 60 days after March 31, 2008:

Beneficial Owner	Shares

Arthur P. Beattie	12,409
Roddy J.H. Clark	11,924
Douglas D. French	3,750

Beneficial Owner	Shares

Fred C. Goad, Jr.	12,409
Mylle H. Mangum	12,409
John W. Thompson	9,500
Hugh H. Williamson, III	9,500
Charles A. Jett, Jr.	537,010
W. Randall Pittman	220,232
Chris E. Perkins	18,123
Robert W. Grubb	125,018

(3)	The percentage of shares beneficially owned is based on 21,461,280 shares of common stock outstanding as of March 31, 2008. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after March 31, 2008 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of such person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(4)	The address for each non-employee director and named executive officer is 1200 Corporate Drive, Suite 200, Birmingham, Alabama 35242.

(5)	Does not include shares held by the Marianna Thompson Trust, the beneficiary of which is Mr. Thompson’s former spouse, or shares held by two grantor retained annuity trusts, all the beneficiaries of which are Mr. Thompson’s adult children. Mr. Thompson has no pecuniary interest in these trusts, and no voting or dispositive power with respect to the shares held by these trusts.

(6)	All options formerly held by Mr. Floyd were forfeited on March 30, 2008 in accordance with the terms of the option agreements pursuant to which they were granted.

(7)	Information based on a Schedule 13D/A jointly filed with the SEC on April 2, 2008 by Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press, who shared, as of April 2, 2008, voting and dispositive power over 100 shares held by Davenport Partners, L.P., a Delaware limited partnership, 2,934,600 shares owned by JE Partners, a Bermuda partnership, and 634,660 shares owned by Oliver Press Master Fund LP, a Cayman limited partnership. The address for these parties is 152 West 57th Street, New York, New York 10019.

(8)	Information based on a Schedule 13G/A filed with the SEC on February 14, 2008 by Candens Capital, LLC, a Delaware limited liability company, Accipiter Capital Management, LLC, a Delaware limited liability company, Gabe Hoffman, Accipiter Life Sciences Fund, LP, a Delaware limited partnership, Accipiter Life Sciences Fund (Offshore), Ltd., a Cayman Islands company, Accipiter Life Sciences Fund II, LP, a Delaware limited partnership, Accipiter Life Sciences Fund II (Offshore), Ltd., a Cayman Islands company, and Accipiter Life Sciences Fund II (QP), LP, a Delaware limited partnership, which share voting and investment power over certain shares. The address for these parties is 399 Park Avenue, 38th Floor, New York, New York 10022.

(9)	Information based on a Form 3 filed by Deerfield Capital, L.P., Deerfield Management Company, James E. Flynn, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, who share voting and investment power over certain shares held through Deerfield Special Situations Fund and Deerfield Special Situations Fund International. The address for these parties is 780 Third Avenue, 37th Floor, New York, New York 10017.

(10)	Information based on a Schedule 13G/A filed with the SEC on January 11, 2008 by D.E. Shaw Valence Portfolios, L.L.C., a Delaware limited liability company, D.E. Shaw & Co., L.P., a Delaware limited partnership, D.E. Shaw Composite Portfolios, L.L.C., a Delaware limited liability company, D.E. Shaw & Co., L.P., a Delaware limited partnership, and David E. Shaw with respect to shares over which D.E. Shaw Valence Portfolios, D.E. Shaw & Co., L.P. and David Shaw share voting and investment power. The address for these parties is 120 W. 45th Street, Tower 45, 39th Floor, New York, New York 10036.

(11)	Information based upon a Schedule 13G filed with the SEC on February 14, 2008 by Prescott Group Capital Management, L.L.C., an Oklahoma limited liability company, Prescott Group Aggressive Small Cap, L.P., an Oklahoma limited partnership, Prescott Group Aggressive Small Cap II, L.P., an Oklahoma limited partnership, and Phil Frohlich, who share voting and investment power over shares purchased through the account of Prescott Group Aggressive Small Cap Master Fund, G.P., an Oklahoma general partnership. The address for these parties is 1924 South Utica, Suite 1120, Tulsa, Oklahoma 74104-6529

(12)	Information based on a Schedule 13G filed with the SEC on February 14, 2008, by Wellington Management Company, LLP, reporting beneficial ownership as of December 31, 2007. Wellington Management Company holds the shares in its capacity as an investment advisor on behalf of its clients, none of which is known to own more than 5% of the Company’s shares. Wellington Management Company has shared voting and dispositive power with respect to 11,134,800 shares. The address for Wellington Management Company is 75 State Street Boston, Massachusetts 02109.

Equity Compensation Plan Information
     The following sets forth information regarding the Company’s equity compensation plans as of December 31, 2007:

# of Shares of
Common Stock
Remaining Available
	Number of Shares of		for Future Issuance
	Common Stock to be	Weighted Average	Compensation Plans
	Issued on Exercise	Exercise Price of	(Excluding
	of Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	A)

Equity Compensation Plans Approved by Stockholders(1)	2,300,250	$9.34	2,494,844
Equity Compensation Plans Not Approved By Stockholders	—	—	—
Total	2,300,250	9.34	2,494,844

(1)	Each January 1st, beginning January 1, 2006 and ending January 1, 2009, the maximum number of shares available for issuance under the Company’s 2005 Equity Incentive Plan will automatically increase by the lesser of the number of shares subject to awards granted under the 2005 Equity Incentive Plan during the prior calendar year or 650,000 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Policy on Related Party Transactions
     We recognize that transactions between the Company or its subsidiaries and any of its directors or executive officers can present potential or actual conflicts of interest. Accordingly, as a general matter it is our preference to avoid such transactions. Nevertheless, we recognize that there are circumstances where such transactions may be in, or not inconsistent with, the best interests of the Company. Therefore, we have adopted a formal policy that requires our Audit Committee to review and, if appropriate, approve or ratify any such transactions. Pursuant to the policy, the Audit Committee will review any transaction in which the Company is or will be a participant and the amount involved exceeds $120,000, and in which any of the Company’s directors, executive officers or 5% stockholders had, has or will have a direct or indirect material interest. After its review, the Audit Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.
Ascension Health
     From January 2001 to May 2004, Douglas D. French, a member of our Board of Directors, served as the President and Chief Executive Officer of Ascension Health. Ascension Health is the Company’s largest customer, accounting for 17% of the Company’s total revenue during 2007. In addition, from May 2005 to October 2006, the Company was party to a consulting arrangement with French Management Group, LLC, a limited liability company founded and managed by Mr. French. Under the consulting arrangement, French Management Group received a monthly retainer of $5,000 from the Company in exchange for certain management and consulting services. The consulting arrangement was terminated prior to the appointment of Mr. French to the Board on October 16, 2006, and neither French Management Group nor the Company have any continuing obligations related thereto.
Director Independence
     Our Corporate Governance Guidelines provide that a majority of our Board of Directors and all members of the Audit, Compensation, and Governance Committees of the Board shall be independent. The Board makes an annual determination as to the independence of each member in accordance with the current standards for “independence” under NASDAQ Marketplace Rules and federal securities laws. Before the meeting at which this review occurs, each director is asked to supply the Governance Committee and the full Board with complete information about the director’s relationship with the Company and with its senior management and their affiliates. Senior management provides additional information about transactions, relationships or arrangements between the Company and the directors or parties related to the directors. The Governance Committee reviews this information and makes its own determinations of the independence of each director. It reports its findings and the reasons for those findings to the full Board, which then makes the final determinations of director independence. In April 2008, the Board determined that, except for Mr. Jett, who is the Chairman, Chief Executive Officer, and President of the Company, all of its directors are independent under these standards, and all members of the Audit, Compensation and Governance Committees are independent under these standards. Further information regarding the independence of our directors who serve on our Board’s Audit Committee appears in Item 10 under the heading “Audit Committee Matters.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid To Independent Registered Public Accounting Firm
     The following table presents the aggregate fees billed for the indicated services performed by Ernst & Young LLP during the years ended December 31, 2007 and 2006:

	2007	2006

Audit Fees	$1,280,099	$1,005,112
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,280,099	$1,005,112

     Audit fees. Audit fees consist of fees billed by Ernst & Young LLP for professional services rendered in connection with the audit of our annual consolidated financial statements and the review of interim consolidated financial statements included in our quarterly reports on Form 10-Q.
     Audit related fees. Audit related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but not reported under “Audit fees”.
     Tax fees and all other fees. There were no fees billed by Ernst & Young LLP for tax or other services in 2006 and 2007.
     Our Audit Committee has determined that all non-audit services provided by Ernst & Young LLP are compatible with maintaining Ernst & Young’s LLP audit independence.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
     Under its charter, our Audit Committee must pre-approve all engagements of our independent registered public accounting firm. Any proposed services exceeding pre-approved cost parameters also require specific pre-approval. The Audit Committee has delegated to its Chairman the authority to evaluate and approve service engagements on behalf of the full Committee in the event a need arises for specific pre-approval between Committee meetings.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
(a)	The following documents are filed as part of this Report:
1. Financial Statements
     See the index to Consolidated Financial Statements of the Registrant on page 46 of the Original Filing.
2. Financial Statement Schedules
     See the list of Financial Statement Schedules for the Registrant on page 47 of the Original Filing.
3. Exhibits
     The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 30, 2003, by and among Emageon, Inc., Emageon — UV Development Corporation, Ultravisual Medical Systems Corporation and Jeff Rusinow as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

3.1	Emageon Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

3.2	Emageon Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on November 15, 2007)

4.1	Form of Emageon Inc. common stock certificate (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.1#	Imageon Solutions, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.2#	Emageon, Inc. 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.3#	Emageon Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.4#	Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.5#	Employment Agreement of Charles A. Jett, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.6#	Employment Agreement of Milton G. Silva-Craig (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

Exhibit No.	Description

10.7#	Employment Agreement of W. Randall Pittman (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.8#	Employment Agreement of Mark A. Gehring (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.9#	Employment Agreement of Noel D. Gartman (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.10	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.11	Amended and Restated Registration Rights Agreement, dated as of October 2, 2001, by and among Emageon UV, Inc. and certain stockholders, as amended and joined on May 30, 2003 and June 25, 2003 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.12†	Enterprise Agreement, dated as of May 5, 2004, by and between Emageon UV, Inc. and Ascension Health (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 8, 2005)

10.13	Lease Agreement, dated as of December 20, 2001, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.13A	Sixth Amendment to Lease Agreement, dated as of July 23, 2004, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13A to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.14	Note and Warrant Purchase Agreement, dated as of June 25, 2004, among Emageon UV, Inc. and Whitecap Alabama Growth Fund I, LLC, Enhanced Alabama Issuer, LLC and Advantage Capital Alabama Partners I, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15	Emageon, Inc. Amended and Restated Stockholders Agreement, dated as of October 2, 2001, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15A	Emageon, Inc. First Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of May 30, 2003, among Emageon, Inc and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15A to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15B	Emageon, Inc. Second Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of June 25, 2003, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15B to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.16#	Employment Agreement of Grady Floyd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006)

10.17#	Employment Agreement of Chris Perkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2007)

Exhibit No.	Description

14.1	Emageon Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K for the year ended December 31, 2004)

21.1*	Subsidiaries of Emageon Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the Original Filing.

**	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit.
(b)	The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 15(a)3 hereof.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 29, 2008.

EMAGEON INC.
By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 29, 2008.

Signature	Title

/s/ Charles A. Jett, Jr. Charles A. Jett, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ John W. Wilhoite John W. Wilhoite	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Arthur P. Beattie Arthur P. Beattie	Director

/s/ Roddy J.H. Clark Roddy J.H. Clark	Director

/s/ Douglas D. French Douglas D. French	Director

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director

/s/ Mylle H. Mangum Mylle H. Mangum	Director

/s/ John W. Thompson John W. Thompson	Director

/s/ Hugh H. Williamson, III Hugh H. Williamson, III	Director

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification Pursuant to Rules 13a-14(a)/15d-14(a) by Chief Financial Officer