Form 10-Q
period 2008-03-31
EMAGEON INC
filed 2008-05-12
CIK 1121439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
          ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
Common stock, par value $0.001 per share: 21,462,814 shares outstanding as of April 15, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,283	$17,034
Trade accounts receivable, net of allowance for doubtful accounts of $910 at March 31, 2008 and December 31, 2007	17,853	26,796
Inventories	6,869	6,249
Prepaid expenses and other current assets	4,454	3,398

Total current assets	47,459	53,477
Property and equipment, net	14,932	15,143
Other noncurrent assets	3,522	3,070
Intangible assets, net	26,753	27,604

TOTAL ASSETS	$92,666	$99,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,213	$9,581
Accrued payroll and related costs	1,428	2,877
Deferred revenue	16,919	16,382
Other accrued expenses	2,777	3,297
Current portion of capital lease obligations	30	36

Total current liabilities	29,367	32,173
Long-term deferred revenue	3,742	4,306
Other long-term liabilities	436	466
Capital lease obligations	41	53

TOTAL LIABILITIES	33,586	36,998

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 165,050 shares authorized; 21,637 shares and 21,626 shares issued, and 21,461 shares and 21,450 shares outstanding at March 31, 2008 and December 31, 2007, respectively	22	22
Additional paid-in capital	127,819	126,332
Accumulated other comprehensive income	628	741
Accumulated deficit	(69,114)	(64,524)

	59,355	62,571
Treasury stock, 175 shares, at cost	(275)	(275)

Total stockholders’ equity	59,080	62,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,666	$99,294

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007(1)
REVENUE:
System sales	$5,820	$13,668
Support services	13,447	13,682

Total revenue	19,267	27,350

COST OF REVENUE:
System sales	4,272	8,722
Support services	6,676	7,681

Total cost of revenue	10,948	16,403

GROSS PROFIT	8,319	10,947
OPERATING EXPENSES:
Research and development	4,326	4,618
Sales and marketing	3,785	4,392
General and administrative	3,775	3,623
Amortization of intangible assets	345	345
Employee severance and related expenses	819	–

Total operating expenses	13,050	12,978

OPERATING LOSS	(4,731)	(2,031)
Interest income	157	229
Interest expense	(16)	(33)

NET LOSS	$(4,590)	$(1,835)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.21)	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	21,453	21,297

(1)	Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(4,590)	$(1,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,075	1,717
Amortization of intangible assets	774	720
Stock-based compensation expense	1,487	687
Other operating activities	4	169
Changes in operating assets and liabilities, net	3,866	(5,486)

Net cash provided by (used in) operations	2,616	(4,028)

INVESTING ACTIVITIES
Purchases of property and equipment	(813)	(985)
Capitalized software development costs	(39)	(111)
Other investing activities	(500)	—

Net cash used in investing activities	(1,352)	(1,096)

FINANCING ACTIVITIES
Proceeds of issuance of common stock	—	286
Payment of debt and capital lease obligations	(18)	(586)
Decrease in restricted cash	—	446

Net cash (used in) provided by financing activities	(18)	146

Effect of exchange rate changes on cash	3	2

NET INCREASE (DECREASE) IN Cash and Cash Equivalents	1,249	(4,976)
Cash and Cash Equivalents at beginning of period	17,034	23,008

Cash and Cash Equivalents at end of period	$18,283	$18,032

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 . BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Emageon Inc. (“Emageon” or the “Company”) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain reclassifications have been made to the prior year amounts to provide comparability with the current year presentation. The revision had no effect on the Company’s results of operations.
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This pronouncement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands financial statement disclosure of fair value measurements. SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 for financial assets and financial liabilities, and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis, were effective January 1, 2008, and become effective for other nonfinancial assets and nonfinancial liabilities on January 1, 2009. The Company adopted the provisions of SFAS 157 effective January 1, 2008. Adoption of the provisions of SFAS 157 did not have a material impact on the Company’s financial position or results of operations in the first quarter of 2008, and is not expected to materially affect the Company’s financial condition or results of operations for the year ended December 31, 2008.
Operating results for the three month period ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the three months ended March 31, 2008 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 or in the Company’s method of application of these critical accounting policies.
All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.
NOTE 2. EMPLOYEE SEVERANCE AND RELATED EXPENSES
Effective March 31, 2008, W. Randall Pittman resigned his positions as Chief Financial Officer and Treasurer of the Company and was succeeded by John W. Wilhoite. In connection therewith, the Company and Mr. Pittman entered into a Severance Agreement and General Release, dated February 20, 2008. Under the Severance Agreement, Mr. Pittman received a severance payment, and all outstanding stock options and restricted stock units held by Mr. Pittman became fully vested as of March 31, 2008. All of Mr. Pittman’s stock options will expire on June 29, 2008 in accordance with the terms of the option agreements pursuant to which they were granted.

Included in the Company’s statement of operations for the three months ended March 31, 2008 is an expense of $819, representing the cost of amounts due Mr. Pittman under the terms of his severance agreement and stock compensation expense incurred as the result of the full vesting of Mr. Pittman’s stock options and restricted stock units at March 31, 2008.
NOTE 3. EXIT LIABILITY
During the third quarter of 2006 the Company vacated a leased facility and combined the operations formerly conducted at that facility with those at a location acquired in a business combination. In connection with that action, the Company identified and recorded a liability of $1,190 arising from the continuing lease obligation, which extends through January, 2013, and related expenses. Activity with respect to this liability for the three months ended March 31, 2008 is as follows:

Three Months Ended March 31, 2008
Beginning liability balance	$600
Lease payments, net	(32)

Ending liability balance	$568

The Company has entered into a sub-lease of the facility at an initial annual rental of $123, with annual escalation thereafter through the term of the Company’s primary lease of the facility.
NOTE 4. INTANGIBLE ASSETS
Summarized below are the Company’s intangible assets, which include those arising from acquisitions of businesses and the capitalized portion of costs of internally developed software. These assets are amortized on a straight-line basis over lives ranging from one to six years, with the exception of goodwill, which is not amortized but is tested for impairment at least annually or as circumstances arise that may indicate impairment.

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Total	Net Carrying	Carrying	Total	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$5,240	$4,893	$347	$5,240	$4,595	$645
Customer relationships	8,010	3,338	4,672	8,010	2,993	5,017
Software development costs	1,559	1,376	183	1,521	1,246	275
Goodwill	21,551	–	21,551	21,667	–	21,667

Total	$36,360	$9,607	$26,753	$36,438	$8,834	$27,604

Weighted average amortization periods are 4.6 years for acquired technology, 5.8 years for customer relationships, and 1.3 years for software development costs.
Amortization expense was $3,013 for the year ended December 31, 2007 and $774 for the three months ended March 31, 2008. Estimated amortization expense for the remainder of 2008 and beyond is as follows:

Remainder of 2008	$1,494
2009	1,455
2010	1,335
2011	918
2012 and thereafter	—

Total	$5,202

NOTE 5. INVENTORIES
Inventories consist of the following:

	March 31, 2008	December 31, 2007
Third-party components	$3,134	$3,086
Work-in-process	305	447
Completed systems	3,430	2,716

Total	$6,869	$6,249

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

NOTE 6. SUPPLEMENTARY CASH FLOW INFORMATION
Changes in operating assets and liabilities of the Company in reconciling net loss to net cash provided by or used in operations are as follows:

	Three Months Ended March 31,
	2008	2007
(Increase) decrease in:
Trade accounts receivable, net	$8,943	$2,502
Inventories	(620)	1,334
Prepaid expenses and other current assets	(1,056)	(523)
Other noncurrent assets	(452)	(121)
Increase (decrease) in:
Accounts payable	(1,423)	(1,177)
Accrued payroll and related costs	(1,449)	(2,221)
Other accrued expenses	(50)	159
Deferred revenue	(27)	(5,439)

Net changes in operating assets and liabilities	$3,866	$(5,486)

There were no significant non-cash investing and financing transactions in the three month periods ended March 31, 2008 and 2007.
NOTE 7. COMPUTATION OF NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents consist of common stock warrants, restricted stock awards, and stock options granted to employees and directors. All share equivalents, consisting of 3,098 shares as of March 31, 2008 (2,129 shares as of March 31, 2007) were excluded from the computation for these net loss periods because their inclusion would have been anti-dilutive.
NOTE 8. STOCK BASED COMPENSATION
The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award and the terms, conditions, performance measures, and other provisions of the award. Note 13 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 contains additional information related to these stock-based compensation plans.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	50.0%	70.9%
Risk-free interest rate	2.53%	4.62%
Expected life of options (in years)	5.0	5.0
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the volatility of the Company’s stock price.
The change made in the Company’s assumption for stock price volatility from 70.9% in first quarter 2007 to 50.0% in 2008 did not materially affect results of operations for the three month period ended March 31, 2008.
The following table presents activity in the Company’s stock option and restricted stock unit plans for the periods shown (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007

Stock options:
Grants, in shares	804	297
Weighted average grant date fair value, per share	$1.16	$7.75
Exercises, in shares	—	41
Proceeds of exercises	—	$286

Restricted stock units:
Grants, in shares	48	61
Weighted average grant date fair value, per share	$2.52	$12.46
Shares vested in the period	11	7
Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2008 was $1,487 ($687 for the three months ended March 31, 2007). At March 31, 2008 there was $6,672 of unrecognized compensation cost related to stock-based payments. The Company expects this compensation cost to be recognized over a weighted average period of 2.83 years.

NOTE 9. COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to non-equity items consisting of foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2008 was $4,703 and for the three months ended March 31, 2007 was $1,806. Net accumulated other comprehensive income adjustments as of March 31, 2008 were $628.
NOTE 10. INCOME TAXES
The Company has not had taxable income since incorporation and therefore has not paid any income taxes or recognized any tax benefit or tax expense in its statements of operations. At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $58.6 million, and net deferred tax assets of $27.7 million, the majority of which relates to the tax benefit of net operating loss carryforwards that will be realized only if the Company is profitable in future years. Because future profitability is uncertain, the Company has provided a valuation allowance against its net deferred tax assets in full. The valuation allowance will remain at the full amount until it is more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward periods, which extend from 2019 through 2027.
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
At March 31, 2008, the gross amount of unrecognized tax benefits and the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s financial statement effective rate of tax, were zero.
The Company has not recognized significant interest or penalties related to unrecognized tax benefits.
NOTE 11. WARRANTY OBLIGATION
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

Activity in the Company’s warranty liability for the three month period ended March 31, 2008 follows:

Three Months Ended
March 31, 2008
Beginning liability balance	$440
Additions charged to expense	37
Deductions for claim resolution	(67)

Ending liability balance	$410

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect the Company’s plans, beliefs, and current views with respect to, among other things, future events and financial performance. These statements are often identified by use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “intend”, “plan”, “estimate”, “anticipate”, and comparable words or the negative version of these and other words. Any forward-looking statement contained in this Form 10-Q is based upon the Company’s historical performance and on current plans, estimates, and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company or any other person that the future plans, estimates, or expectations contemplated by the Company will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause actual results to differ materially from those indicated in the statements. These factors include, but are not limited to, those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors.”
     This cautionary statement should not be regarded as exhaustive and should be read in conjunction with other cautionary statements and other information contained in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company operates in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks and uncertainties, nor can it assess the impact, if any, that any such risks and uncertainties may have on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which the Company is subject can be expected to change over time, and the Company undertakes no obligation to update publicly or review the risks or uncertainties described herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company also undertakes no obligation to update publicly or review any of the forward-looking statements made in this Quarterly Report on Form 10-Q, whether as a result of new information, future developments, or otherwise.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited financial statements and footnotes appearing in Part I of this Quarterly Report on Form 10-Q and the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

COMPANY OVERVIEW
     Emageon provides an enterprise-level information technology solution for the clinical analysis and management of digital medical images within multi-hospital networks, community hospitals, and diagnostic imaging centers. The Company’s solution consists of advanced visualization and image management software for multiple medical specialties, third-party components, and comprehensive support services. The Company’s web-enabled advanced visualization software, which is hosted by the customer, provides physicians across the enterprise, in multiple medical specialties and at any network access point, with dynamic tools to manipulate and analyze images in both a two dimensional and three dimensional perspective. With these tools, physicians have the ability to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening, and therapy planning. The Company’s open standard solution is designed to help customers improve staff productivity, enhance revenue opportunities, automate complex medical imaging workflow, lower total cost of ownership, and provide better service to physicians and patients.
RESULTS SUMMARY
     The medical imaging industry and the Company’s 2007 and 2008 revenues have been adversely affected by slower market demand for medical imaging software, hardware, and support services relative to prior periods. In addition, the Company’s primary radiology market has become largely a replacement market with longer sales cycles. The Company’s revenue for the three months ended March 31, 2008 was $19.3 million, a 29.6% decrease from the comparable prior year period. Net loss for the first quarter was $4.6 million, or $0.21 per share, compared to a net loss in first quarter 2007 of $1.8 million, or $0.09 per share.
     The Company’s loss from operations increased from $2.0 million in first quarter 2007 to $4.7 million in first quarter 2008, the result of an $8.1 million decline in revenue offset by gross margin improvement of 3.2 percentage points and a decline in total research and development, sales and marketing, and general and administrative expenses of $0.7 million. Further increasing the Company’s loss from operations in first quarter 2008 was a charge for employee severance of $0.8 million, or $0.04 per share.
     The Company’s available cash increased by $1.2 million in the first quarter of 2008, to $18.3 million. Cash from operating activities was a positive $2.6 million for the quarter, and the Company continues to have minimal debt.
Revenue and Gross Margin
     Revenue consists of system sales and support services revenue. System sales revenue is comprised of revenue from licenses of the Company’s software and sales of third-party components, primarily computer hardware. Costs of systems revenue consist of purchases of hardware and software from third party vendors for use by customers and the internal costs related to the Company’s software licenses. Software development expenses are generally included in research and development expense in the Company’s statement of operations.
     Support services revenue is comprised of revenue from recurring maintenance services and professional services, such as system implementation and customer training relating to our software solutions. Costs of support services revenue consist of labor, overhead, and associated costs of implementation, installation, and training on behalf of customers, and the costs of providing continuous support of hardware and software sold to customers.
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

     The following table sets forth comparative revenue and gross margin data for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Revenue:
System sales	$5,820	$13,668
Support services	13,447	13,682

Total	$19,267	$27,350
Cost of Revenue:
System sales	$4,272	$8,722
Support services	6,676	7,681

Total	$10,948	$16,403
Gross Profit:
System sales	$1,548	$4,946
Support services	6,771	6,001

Total	$8,319	$10,947
Gross Margin:
System sales	26.6%	36.2%
Support services	50.4%	43.9%

Total	43.2%	40.0%
Summary
     Total revenue in first quarter 2008 was $19.3 million, a 29.6% decrease from first quarter 2007. The decrease reflects soft system sales bookings experienced by the Company and the industry in general throughout much of 2007 and first quarter 2008. First quarter 2008 gross margin improved by 3.2 percentage points over first quarter 2007. The two components of the Company’s revenue and gross margin are discussed individually below in comparison to the prior year period.
System Sales Revenue
     First quarter 2008 system sales revenue was $5.8 million, a 57.4% decrease from first quarter 2007. In addition to general weakness in the Company’s primary markets, first quarter sales were also negatively impacted by several customer-initiated delays in system installation. These delayed installations are now scheduled for the second and third quarters of 2008. The Company is also experiencing an increasingly longer sales cycle in its primary large hospital radiology market, a high penetration level among its customer base for its core radiology products, and general economic conditions that are less conducive to capital spending in its existing and potential customer base. In terms of the mix of products sold in first quarter 2008, the decline in revenue from first quarter 2007 affected both the Company’s radiology and cardiology offerings in approximately equal proportions, and first quarter 2008 revenue was characterized by fewer large dollar individual installations than first quarter 2007.
System Sales Gross Margin
     The Company’s system sales gross margin was 26.6% in first quarter 2008 compared to 36.2% in first quarter 2007, both well below the full year 2007 system sales gross margin of 44.2%. First quarter 2008 system sales gross margin was held below the expected level by lower volumes arising from soft order patterns in the periods prior to first quarter 2008, which causes revenue recognized in the period to absorb a greater portion of the costs of system sales, a portion of which are fixed in nature. In addition, the software content of system sales revenue recognized in first quarter 2008 was lower than in prior periods relative to total system sales revenue, which lowers total gross margin on system sales.

     In general, the costs of third party hardware components tend to lower the Company’s system sales gross margin, and system sales gross margin will be higher in periods of higher volume because of the fixed nature of a portion of system sales costs. The Company’s system sales gross margin may significantly fluctuate from period to period depending on the mix of revenue recognized in a given reporting period and the volume of system sales.
Support Services Revenue
     The Company’s support services revenue declined to $13.4 million in first quarter 2008, a decrease of $0.2 million, or 1.7%, compared to first quarter 2007. Support services revenue consists primarily of recurring system maintenance services, installation services, and customer training. Support services revenue is ancillary to system sales revenue, and therefore tends to fluctuate with the level of system installations in a given period and with growth in the Company’s customer base as more customers subscribe to maintenance services. During the first quarter of 2008, the Company’s maintenance services revenue increased over the first quarter 2007 level, as expected, but was offset by a decline in professional services revenue in line with the decline in system sales revenue quarter to quarter.
Support Services Gross Margin
     The Company’s support services gross margin was 50.4% in first quarter 2008, an increase of 6.5 percentage points over the first quarter 2007 level. This improvement in margin is the result of the Company’s May 2007 reduction in workforce, which significantly reduced the costs of salary and related expenses of personnel performing support related services relative to the Company’s revenue from the installed base of customers and new system installations. The Company’s support services gross margin may fluctuate from period to period as the fixed costs of support activities are spread over system sales revenue that varies with the timing of installations and with growth in the installed base of customers who subscribe to maintenance services.
Research & Development, Sales & Marketing, and General & Administrative Expenses
     Total research and development, sales and marketing, and general and administrative expenses for the quarter ended March 31, 2008 were $11.9 million compared to $12.6 million in first quarter 2007, a decline of $0.7 million, or 5.9%. This net decline was the result of reduced sales and marketing expenses resulting from lower activity levels, reduced research and development expenses due to reduced employee headcount, and higher general and administrative expenses due primarily to expenses incurred in investigation of strategic alternatives for the Company.
     The Company continues to seek to identify opportunities to reduce or limit the growth of its operating expenses in an effort to better align these expenses with the expected level of revenue growth.
Research and Development Expenses
     Research and development expenses were $4.3 million in first quarter 2008 compared to $4.6 million in first quarter 2007, a decline of $0.3 million, or 6.3%. The decline is primarily the result of reduced engineering salaries and related expenses as a result of the Company’s May 2007 reduction in workforce and natural attrition, offset by increased utilization and costs of outsourced research and development and related services and expenses.
Sales and Marketing Expenses
     Sales and marketing expenses in the first quarter of 2008 were $3.8 million, a decrease of $0.6 million, or 13.8%, from the first quarter 2007 level. The decline is the result of a reduction in the number of sales and marketing personnel, and lower sales commission in first quarter 2008 due to differences in the timing of sales order bookings, revenue recognition, and cash collection between the two periods.

General and Administrative Expenses
     General and administrative expenses increased by $0.2 million, or 4.2%, in first quarter 2008 compared to the first quarter 2007 level, to $3.8 million. The increase was primarily the result of legal and related expenses incurred in the Company’s investigation of strategic alternatives.
LIQUIDITY AND CAPITAL RESOURCES
Summary
     The Company’s unrestricted cash and cash equivalents at March 31, 2008 totaled $18.3 million, an increase of $1.2 million from the December 31, 2007 level. This increase is the result of changes in the Company’s working capital accounts, primarily a decline in accounts receivable due to lower sales levels and higher collections, offset to a degree by declines in accounts payable and accrued liabilities reflective of settlement in first quarter 2008 of liabilities incurred with the higher activity levels of the fourth quarter 2007. Cash generated by operating activities was $2.6 million in first quarter 2008 compared to a net usage of operating cash of $4.0 million in first quarter 2007, due in large part to the working capital changes described above. Total debt remained minimal, and the Company has not drawn on its $15.0 million line of credit arrangement with a bank.
Cash From Operating Activities
     Net cash generated by operating activities was $2.6 million in first quarter 2008 compared to a net usage of cash in operations of $4.0 million in first quarter 2007. Accounts receivable declined by $8.9 million from the December 31, 2007 level. The accounts receivable of the Company typically are at a seasonal high at the end of its fiscal year and may decline significantly in any first quarter period as a result of higher collections and typically weaker seasonal first quarter sales activity. Declines in accounts payable and accrued liabilities somewhat offset the positive effects of the accounts receivable decline, also in line with the Company’s seasonally high-activity fourth quarter periods and seasonally low-activity first quarter levels. The usage of operating cash in first quarter 2007 was the result of that period’s net loss, settlement of liabilities incurred in fourth quarter 2006, and a decline in deferred revenue resulting from revenue recognized in the period and the terms and conditions of sales contracts entered into in that period.
     Cash from operating activities in a given period is most affected by the Company’s net income or loss for the period, by the timing of billings to customers versus the timing of revenue recognition, and by the timing of receipt and delivery of sales orders, which can temporarily affect the levels of inventory and accounts payable. The Company is closely monitoring its cash position in view of the decline in sales orders since early 2007.
Cash Used In Investing Activities
     Net cash used in investing activities was $1.4 million in the first quarter of 2008 compared to $1.1 million in first quarter 2007. First quarter 2008 investing activities included $0.8 million in capital expenditures, primarily computer equipment and third-party software licenses for internal use, and a $0.5 million minority investment in an unrelated company engaged in business similar to that of the Company. First quarter 2007 investing activity consisted primarily of $1.0 million in purchases of computer equipment for internal use.
     The Company expects that purchases of property and equipment for internal use, including third-party software licenses, will continue as its customer base and its research and development activities grow.
Cash From Financing Activities
     Net cash used in financing activities was minimal in first quarter 2008, consisting of $18,000 in scheduled payments under capital lease obligations, compared to a provision of cash from financing activities of $0.1 million in first quarter 2007. First quarter 2007 activities consisted of payment of debt and capital lease obligations of $0.6 million, offset by proceeds of exercise of stock options of $0.3 million and a decline in the Company’s restricted cash balance of $0.4 million. No employee stock options were exercised in the first quarter of 2008. The Company’s total debt at March 31, 2008 consists of $71,000 in remaining capital lease obligations.

Contractual Cash Obligations
     As of March 31, 2008 the Company had total obligations for the payment of cash of approximately $4.7 million, consisting of $0.1 million in capital lease obligations and $4.6 million in operating lease commitments, primarily of office space. Under their present terms, these obligations come due in the amounts of approximately $1.6 million in less than one year, $2.1 million in one to three years, and $1.0 million in three years and beyond.
Available Credit
     The Company has a line of credit agreement with a bank that provides available credit of $15.0 million at the bank’s prime interest rate. The agreement is for a term of one year, at the end of which any amounts borrowed become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At March 31, 2008 there were no amounts outstanding under the agreement.
     The Company believes that existing cash, together with its future cash flows and amounts available under its line of credit agreement, if necessary, will be sufficient to execute its business plan for the next twelve months. However, any projections of cash flow are subject to uncertainties, including the Company’s rate of revenue growth, the expansion of its sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, and continuing market acceptance of the Company’s products. In addition, although not currently a party to any letter of intent or binding agreement, the Company may also invest in or acquire complementary businesses, services, or technologies, which could require that funding be obtained through additional equity or debt financing. It is possible that additional financing for any of these purposes could be required, and that additional funds may not be available on favorable terms or at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The debt instruments of the Company do not expose the Company to material market risks relating to changes in interest rates.
     Excess funds of the Company are invested in short-term certificates of deposit and similar instruments available through the Company’s established banking relationships. The value of these securities may be subject to interest rate risk that could cause the fair value of the principal amount of the investments to fluctuate. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and John W. Wilhoite, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through March 31, 2008, the Company has used approximately $14.2 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.4 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Emageon Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 12, 2008.

EMAGEON, INC.
By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chairman, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ John W. Wilhoite
John W. Wilhoite
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)