Form 10-Q
period 2008-06-30
EMAGEON INC
filed 2008-08-11
CIK 1121439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Common stock, par value $0.001 per share: 21,472,061 shares outstanding as of August 4, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,900	$17,034
Trade accounts receivable, net of allowance for doubtful accounts of $530 at June 30, 2008 and $910 at December 31, 2007	11,093	26,796
Inventories	6,720	6,249
Prepaid expenses and other current assets	4,212	3,398

Total current assets	41,925	53,477
Property and equipment, net	14,260	15,143
Other noncurrent assets	3,370	3,070
Intangible assets, net	4,514	27,604

TOTAL ASSETS	$64,069	$99,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,084	$9,581
Accrued payroll and related costs	1,141	2,877
Deferred revenue	16,477	16,382
Other accrued expenses	1,858	3,297
Current portion of capital lease obligations	27	36

Total current liabilities	25,587	32,173
Long-term deferred revenue	4,076	4,306
Other long-term liabilities	405	466
Capital lease obligations	32	53

TOTAL LIABILITIES	30,100	36,998

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 165,050 shares authorized; 21,647 shares and 21,626 shares issued, and 21,472 shares and 21,450 shares outstanding at June 30, 2008 and December 31, 2007, respectively	22	22
Additional paid-in capital	128,484	126,332
Accumulated other comprehensive income	655	741
Accumulated deficit	(94,917)	(64,524)

	34,244	62,571
Treasury stock, 175 shares, at cost	(275)	(275)

Total stockholders’ equity	33,969	62,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,069	$99,294

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007(1)	2008	2007(1)
REVENUE:
System sales	$5,999	$11,235	$11,819	$24,903
Support services	12,115	14,341	25,562	28,023

Total revenue	18,114	25,576	37,381	52,926

COST OF REVENUE:
System sales	3,830	6,310	8,102	15,032
Support services	6,463	7,204	13,139	14,885

Total cost of revenue	10,293	13,514	21,241	29,917

GROSS PROFIT	7,821	12,062	16,140	23,009
OPERATING EXPENSES:
Research and development	4,727	4,358	9,053	8,976
Sales and marketing	3,691	4,500	7,476	8,892
General and administrative	3,372	2,796	7,147	6,419
Amortization of intangible assets	345	345	690	690
Employee severance and related expenses	32	578	851	578
Goodwill impairment charge	21,577	—	21,577	—

Total operating expenses	33,744	12,577	46,794	25,555

OPERATING LOSS	(25,923)	(515)	(30,654)	(2,546)
Interest income	129	250	286	479
Interest expense	(9)	(23)	(25)	(56)

NET LOSS	$(25,803)	$(288)	$(30,393)	$(2,123)

NET LOSS PER SHARE — BASIC AND DILUTED	$(1.20)	$(0.01)	$(1.42)	$(0.10)
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	21,465	21,315	21,459	21,294

(1)	Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(30,393)	$(2,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment charge	21,577	—
Depreciation	2,054	3,281
Amortization of intangible assets	1,461	1,482
Stock-based compensation expense	2,153	1,340
Provision for doubtful accounts	(380)	—
Other operating activities	9	213
Changes in operating assets and liabilities, net	8,625	(4,491)

Net cash provided by (used in) operations	5,106	(298)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,675)	(1,631)
Capitalized software development costs	(39)	(120)
Other investing activities	(500)	(125)

Net cash used in investing activities	(2,214)	(1,876)

FINANCING ACTIVITIES
Proceeds of issuance of common stock	—	472
Payment of debt and capital lease obligations	(30)	(866)
Decrease in restricted cash	—	446

Net cash (used in) provided by financing activities	(30)	52

Effect of exchange rate changes on cash	4	11

Net Increase (Decrease) in Cash and Cash Equivalents	2,866	(2,111)
Cash and Cash Equivalents at beginning of period	17,034	23,008

Cash and Cash Equivalents at end of period	$19,900	$20,897

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Certain reclassifications have been made to the prior year amounts to provide comparability with the current year presentation. The revisions had no effect on the Company’s results of operations.
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This pronouncement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands financial statement disclosure of fair value measurements. SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 for financial assets and financial liabilities, and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis, were effective January 1, 2008, and become effective for other nonfinancial assets and nonfinancial liabilities on January 1, 2009. The Company adopted the provisions of SFAS 157 effective January 1, 2008. Adoption of the provisions of SFAS 157 did not have a material impact on the Company’s financial position or results of operations for the three and six month periods ended June 30, 2008, and is not expected to materially affect the Company’s financial condition or results of operations for the year ended December 31, 2008.
Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the six months ended June 30, 2008 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 or in the Company’s method of application of these critical accounting policies.
All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.
NOTE 2. GOODWILL IMPAIRMENT CHARGE
The Company experienced significant declines in its sales order bookings and revenues during 2007 and the first six months of 2008 resulting from, among other things, slower industry demand for medical imaging software, hardware and support services in general; a high customer penetration level in its primary radiology market (with the next replacement cycle not expected until late 2009); economic conditions that have tightened credit availability and affected its customers’ capital spending plans; and uncertainty among customers in the Company’s existing and potential customer base during the pendency of the Company’s recently completed proxy contest. In addition, the strategic alternatives committee of the Company’s Board of Directors is actively engaged in an evaluation of all possible strategic alternatives available to the Company, including possible divestitures or a sale of the Company. At the present time, the outcome of that investigation is uncertain, as is the probable timing of improvement in the Company’s industry and in economic conditions that have adversely affected the Company’s sales order bookings, revenue, and earnings.

These conditions and their effects on the Company’s current and future financial performance and financial condition indicated a possible impairment of the Company’s recorded goodwill balance as of June 30, 2008, and required the Company to determine whether actual impairment had occurred. The Company’s goodwill evaluation utilized various valuation techniques, primarily an estimation of the present value of its future cash flows that considered the anticipated revenue and earnings effects of the economic conditions, industry conditions, and conditions specific to the Company described above. The Company’s evaluation indicated a full impairment of the amount of goodwill recorded in its balance sheet, and accordingly the Company recorded an impairment charge of $21,577 in its statement of operations for the three months ended June 30, 2008.
NOTE 3. EMPLOYEE SEVERANCE AND RELATED EXPENSES
Effective March 31, 2008, W. Randall Pittman resigned his positions as Chief Financial Officer and Treasurer of the Company and was succeeded by John W. Wilhoite. In connection therewith, the Company and Mr. Pittman entered into a Severance Agreement and General Release, dated February 20, 2008. Under the Severance Agreement, Mr. Pittman received a severance payment, and all outstanding stock options and restricted stock units held by Mr. Pittman became fully vested as of March 31, 2008. All of Mr. Pittman’s stock options expired on June 29, 2008 in accordance with the terms of the option agreements pursuant to which they were granted.
Included in the Company’s statement of operations for the six months ended June 30, 2008 is an expense of $819, representing the cost of amounts due Mr. Pittman under the terms of his severance agreement and stock compensation expense incurred as the result of the full vesting of Mr. Pittman’s stock options and restricted stock units at March 31, 2008.
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
NOTE 4. EXIT LIABILITY
During the third quarter of 2006 the Company vacated a leased facility and combined the operations formerly conducted at that facility with those at a location acquired in a business combination. In connection with that action, the Company identified and recorded a liability of $1,190 arising from the continuing lease obligation, which extends through January 2013, and related expenses. Activity with respect to this liability for the three and six month periods ended June 30, 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
Beginning liability balance	$568	Beginning liability balance	$600
Lease payments, net	(32)	Lease payments, net	(64)

Ending liability balance	$536	Ending liability balance	$536

The Company has entered into a sub-lease of the facility at an initial annual rental of $123, with annual escalation thereafter through the term of the Company’s primary lease of the facility.
NOTE 5. INTANGIBLE ASSETS
Summarized below are the Company’s intangible assets, which include those arising from acquisitions of businesses and the capitalized portion of costs of internally developed software. These assets are amortized on a straight-line basis over lives ranging from one to six years, with the exception of goodwill, which is not amortized but is tested for impairment at least annually or as circumstances arise that may indicate impairment. See Note 2 for a description of the goodwill impairment charge recorded by the Company in the three month period ended June 30, 2008.

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Total	Net Carrying	Carrying	Total	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$5,240	$5,121	$119	$5,240	$4,595	$645
Customer relationships	8,010	3,683	4,327	8,010	2,993	5,017
Software development costs	1,559	1,491	68	1,521	1,246	275
Goodwill	—	—	—	21,667	—	21,667

Total	$14,809	$10,295	$4,514	$36,438	$8,834	$27,604

Weighted average amortization periods are 4.6 years for acquired technology, 5.8 years for customer relationships, and 1.3 years for software development costs.
Amortization expense was $688 and $1,461 for the three and six month periods ended June 30, 2008, respectively. Estimated amortization expense for the remainder of 2008 and beyond is as follows:

Remainder of 2008	$837
2009	1,422
2010	1,335
2011	920

Total	$4,514

NOTE 6. INVENTORIES
Inventories consist of the following:

	June 30, 2008	December 31, 2007
Third-party components	$3,512	$3,086
Work-in-process	325	447
Completed systems	2,883	2,716

Total	$6,720	$6,249

Inventories include the costs of materials, labor, and overhead. The costs of purchased third-party hardware and software associated with customer sales contracts are included as inventory in the consolidated balance sheet and charged to system sales cost of revenue in the statement of operations when customer acceptance has been received and all other revenue recognition criteria have been met.
NOTE 7. SUPPLEMENTARY CASH FLOW INFORMATION
Changes in operating assets and liabilities of the Company in reconciling net loss to net cash provided by or used in operations are as follows:

	Six Months Ended June 30,
	2008	2007
(Increase) decrease in:
Trade accounts receivable	$16,083	$5,790
Inventories	(471)	2,127
Prepaid expenses and other current assets	(814)	(1,328)
Other noncurrent assets	(300)	111
Increase (decrease) in:
Accounts payable	(3,002)	(2,379)
Accrued payroll and related costs	(1,736)	(1,968)
Other accrued expenses	(1,000)	(589)
Deferred revenue	(135)	(6,255)

Net changes in operating assets and liabilities	$8,625	$(4,491)

There were no significant non-cash investing and financing transactions in the six month periods ended June 30, 2008 and 2007.
NOTE 8. COMPUTATION OF NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents consist of common stock warrants, restricted stock awards, and stock options granted to employees and directors. All share equivalents, consisting of 2,811 shares as of June 30, 2008 (2,137 shares as of June 30, 2007) were excluded from the computation for these net loss periods because their inclusion would have been anti-dilutive.
NOTE 9. STOCK BASED COMPENSATION
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
The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the three and six month periods ended June 30, 2008 and 2007. There were no new equity grants in the three month period ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	—	0%	0%	0%
Expected volatility	—	50.0%	50.0%	50.0%
Risk-free interest rate	—	4.80%	2.53%	4.65%
Expected life of options (in years)	—	5.0	5.0	5.0
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
The following table presents activity in the Company’s stock option and restricted stock unit plans for the periods shown (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options:
Grants, in shares	—	53	804	350
Weighted average grant date fair value, per share	—	$3.89	$1.16	$5.78
Exercises, in shares	—	34	—	74
Proceeds of exercises	—	$191	—	$472

Restricted stock units:
Grants, in shares	—	—	48	61
Weighted average grant date fair value, per share	—	—	$2.52	$12.46
Shares vested in the period	11	8	22	15

Stock-based compensation expense recognized in the statement of operations for the three months ended June 30, 2008 was $665 ($673 for the three months ended June 30, 2007), and was $2,153 for the six months ended June 30, 2008 ($1,340 for the six months ended June 30, 2007). At June 30, 2008 there was $5,813 of unrecognized compensation cost related to stock-based payments. The Company expects this compensation cost to be recognized over a weighted average period of 2.63 years.
NOTE 10. COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to non-equity items consisting of foreign currency translation adjustments. Comprehensive loss for the three months ended June 30, 2008 was $25,776 ($62 for the three months ended June 30, 2007), and for the six months ended June 30, 2008 was $30,479 ($1,868 for the six months ended June 30, 2007). Net accumulated other comprehensive income adjustments as of June 30, 2008 were $655. See Note 2 for a description of the goodwill impairment charge recorded by the Company in the three month period ended June 30, 2008.
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
The Company files income tax returns in federal jurisdictions in the United States and Canada and in various state jurisdictions. The Company’s federal income tax returns have never been examined, and all years since the Company’s incorporation in 1998 remain subject to federal and state tax examinations. The Company believes that any adjustments resulting from tax examinations would have an immaterial effect on its results of operations and financial position.
At June 30, 2008, the gross amount of unrecognized tax benefits and the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s financial statement effective rate of tax, were zero.
The Company has not recognized significant interest or penalties related to unrecognized tax benefits.
NOTE 12. WARRANTY OBLIGATION
The Company provides for the estimated costs of product warranties at the time revenue is recognized if the customer does not purchase a service contract. Its warranty obligations depend upon product failure rates and service delivery costs incurred to correct any product failures. The Company’s estimates of warranty obligations are based on specific warranty claims, historical data, and engineering estimates. If actual product failure rates or service delivery costs differ from estimates, the estimated warranty liability is revised.
The Company warrants that its software products will perform in all material respects in accordance with standard published specifications in effect at the time of delivery of the licensed products as long as the warranty remains in effect, and warrants that its services will be performed by qualified personnel in a manner consistent with normally accepted industry standards.
Activity in the Company’s warranty liability for the three and six month periods ended June 30, 2008 follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Beginning liability balance	$410	$440
Additions charged to expense	—	31
Deductions for claim resolution	(37)	(98)

Ending liability balance	$373	$373

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS SUMMARY
     The medical imaging industry and the Company’s 2007 and 2008 revenues have been adversely affected by slower market demand for medical imaging software, hardware, and support services relative to prior periods and, particularly in 2008, by uncertain credit market conditions that have slowed capital expenditures by customers in the Company’s target markets. In addition, the Company’s primary radiology market has become highly penetrated, with the next replacement cycle not expected until late 2009. Those factors, together with the Company’s recently completed proxy contest and uncertainty among the Company’s existing and potential customers with respect to the outcome of the

Company’s ongoing investigation of strategic alternatives, have led to substantial declines in the levels of the Company’s sales order bookings and revenue, specifically:
•	The primary market for sales of the Company’s PACS radiology systems—large hospitals and large hospital networks—entered a mature phase in 2007, resulting in a shift of demand from new systems to replacement of legacy systems, which lengthened the sales cycle and resulted in a significant decline in radiology systems sales in 2007. Those market conditions have continued through the first half of 2008, and the Company now expects those conditions in the large system radiology market to continue through at least the first half of 2009, which will adversely impact 2008 and 2009 revenues and financial condition.

•	During the first half of 2008, tightening credit market conditions had a negative effect on the spending decisions of customers of the Company. The purchase of the Company’s products involves a significant financial commitment by its customers. Credit pressures may continue to have an adverse effect on the Company’s revenues and financial condition.
•	The Company’s recently completed proxy contest required significant expenditures and diversion of management resources. In addition, the uncertainty surrounding the outcome of the contest, as well as the ongoing investigation of strategic alternatives, has caused an erosion of confidence among the Company’s base of existing and potential customers. The additional expenditures and the uncertainty in the Company’s customer base have resulted in delays or cancellations of customer orders, and have negatively affected the Company’s revenues.
     The Company’s revenue for the three months ended June 30, 2008 was $18.1 million, a 29.2% decrease from the comparable prior year period. For the six months ended June 30, 2008, total revenue was $37.4 million, a 29.4% decrease from the comparable prior year period. The Company’s net loss for the second quarter 2008 was $25.8 million, or $1.20 per share ($4.2 million, or $0.20 per share, excluding the goodwill impairment charge of $21.6 million, or $1.00 per share, described in Note 2 of the accompanying consolidated financial statements), compared to a net loss of $0.3 million, or $0.01 per share, for the second quarter 2007. For the six months ended June 30, 2008, the Company’s net loss was $30.4 million, or $1.42 per share ($8.8 million, or $0.41 per share, excluding the goodwill impairment charge), compared to a net loss of $2.1 million, or $0.10 per share, for the comparable prior year period.
     The Company’s loss from operations increased from $0.5 million in second quarter 2007 to $25.9 million ($4.3 million excluding the goodwill impairment charge) in second quarter 2008, which is the result of the goodwill impairment charge, a $7.5 million decline in revenue, and a 4.0 percentage point decline in gross margin. For the six months ended June 30, 2008, the Company’s loss from operations increased to $30.7 million ($9.1 million excluding the goodwill impairment charge) from the comparable prior year level of $2.5 million, the result of the goodwill impairment charge and a $15.5 million decline in revenue offset by a decline in total research and development, sales and marketing, and general and administrative expenses of $0.6 million. Further increasing the Company’s loss from operations for the six months ended June 30, 2008 was a charge for employee severance of $0.9 million, or $0.04 per share ($0.6 million, or $0.03 per share, for the six month period ended June 30, 2007).
     The Company’s available cash increased by $2.9 million in the six months ended June 30, 2008, to $19.9 million. Cash from operating activities was a positive $5.1 million for the six months ended June 30, 2008, and the Company continues to have minimal debt.
Revenue and Gross Margin
     Revenue consists of system sales and support services revenue. System sales revenue is comprised of revenue from licenses of the Company’s software and sales of third-party components, primarily computer hardware. Costs of systems revenue consist of purchases of hardware and software from third-party vendors for use by customers, the internal costs of purchasing, manufacturing, and shipping third-party components, and costs related to the Company’s software licenses. Software development expenses are generally included in research and development expense in the Company’s statement of operations.
     Support services revenue is comprised of revenue from recurring maintenance services and professional services, such as system implementation and customer training relating to the Company’s software solutions. Costs of support services revenue consist of labor, overhead, and associated costs of implementation, installation, and training on behalf of customers, and the costs of providing continuous support of hardware and software sold to customers.
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
     The following table sets forth comparative revenue and gross margin data for the three and six month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
System sales	$5,999	$11,235	$11,819	$24,903
Support services	12,115	14,341	25,562	28,023

Total	$18,114	$25,576	$37,381	$52,926
Cost of Revenue:
System sales	$3,830	$6,310	$8,102	$15,032
Support services	6,463	7,204	13,139	14,885

Total	$10,293	$13,514	$21,241	$29,917
Gross Profit:
System sales	$2,169	$4,925	$3,717	$9,871
Support services	5,652	7,137	12,423	13,138

Total	$7,821	$12,062	$16,140	$23,009
Gross Margin:
System sales	36.2%	43.8%	31.4%	39.6%
Support services	46.7%	49.8%	48.6%	46.9%

Total	43.2%	47.2%	43.2%	43.5%
Summary
     Total revenue in second quarter 2008 was $18.1 million, a 29.2% decrease from second quarter 2007. For the six months ended June 30, 2008, total revenue was $37.4 million, a 29.4% decrease from the comparable prior year period. These declines in revenue reflect soft system sales bookings experienced by the Company and the industry in general throughout much of 2007 and extending through first half of 2008, as further explained below. In addition to the decline in industry demand, the Company’s revenues have been adversely impacted by worsening credit conditions that have affected customers’ spending decisions and by uncertainty in the Company’s existing and potential customer base with respect to the outcome of the Company’s ongoing investigation of strategic alternatives and its recently completed proxy contest. Gross margin on total revenue declined by 4.0 percentage points for the second quarter 2008 and by 0.3 percentage points for the six months ended June 30, 2008 compared to comparable prior year periods. The two components of the Company’s revenue and gross margin are discussed individually below in comparison to prior year periods.
     Sequentially, second quarter 2008 total revenues decreased by $1.2 million from the first quarter of 2008.
System Sales Revenue
     For the second quarter 2008, system sales revenue declined by $5.2 million, or 46.6%, compared to the second quarter 2007. For the six months ended June 30, 2008, system sales revenue declined $13.1 million, or 52.5%, compared to the first half 2007. These declines occurred primarily in the Company’s radiology software products, though sales of both radiology and cardiology products were below comparable prior year levels. As explained in the Summary section above, the declines are the result of soft demand in the Company’s primary markets, worsening credit conditions that have reduced the level of customers’ capital expenditures, and uncertainty in the customer base relative to the potential outcome of the Company’s strategic alternatives investigation and possible change in ownership of the Company. The Company is also experiencing an increasingly longer sales cycle in its primary large hospital radiology market and a high penetration level among its customer base for its core radiology products.

System Sales Gross Margin
     The Company’s system sales gross margin was 36.2% for second quarter 2008, a decline of 7.6 percentage points from second quarter 2007, and was 31.4% for the six months ended June 30, 2008, an 8.2 percentage point decrease compared to the same period in 2007. For the three and six month periods ended June 30, 2008, system sales gross margin was held below the expected level by lower volumes arising from soft order patterns in the periods prior to second quarter 2008, which causes revenue recognized in the period to absorb a greater portion of the costs of system sales, a portion of which are fixed in nature. In addition, the software content of system sales revenue recognized in the three and six month periods ended June 30, 2008 was lower than in prior year periods relative to total system sales revenue, which lowers total gross margin on system sales. Gross margins on the Company’s sales of third-party components are significantly lower than gross margins on the Company’s proprietary software.
     In general, the costs of third-party components tend to lower the Company’s system sales gross margin, and system sales gross margin will be higher in periods of higher volume because of the fixed nature of a portion of system sales costs. The Company’s system sales gross margin may significantly fluctuate from period to period depending on the mix of software to hardware systems revenue recognized in a given reporting period and the volume of system sales.
Support Services Revenue
     The Company’s support services revenue decreased by $2.2 million, or 15.5%, in second quarter 2008 compared to the prior year period, and decreased by $2.5 million, or 8.8%, in the six months ended June 30, 2008 compared to the comparable prior year period. Support services revenue consists primarily of recurring system maintenance services, installation services, and customer training. Installation and training revenue is ancillary to system sales revenue, and therefore tends to increase or decrease with the level of system installations in a given period. Maintenance services revenue tends to grow with growth in the Company’s customer base as more customers subscribe to maintenance services. During the three and six month periods ended June 30, 2008, the Company’s maintenance services revenue increased over the comparable prior year period, as expected, but was offset by a decline in installation and training revenue in line with the decline in system sales revenue for the periods.
Support Services Gross Margin
     The Company’s support services gross margin was 46.7% in second quarter 2008, a 3.1 percentage point decrease compared to the second quarter 2007 level, and was 48.6% for the six months ended June 30, 2008, a 1.7 percentage point increase compared to the prior year period. The second quarter 2008 decline in margin is the result of fewer system installations in the three month period ended June 30, 2008. For the six month period ended June 30, 2008, the increase in gross margin is the result of a decline in support services employee headcount since the beginning of 2008, which significantly reduced the costs of salary and related expenses of personnel performing support related services. The Company’s support services gross margin may decline in periods of lower installation and training revenue as the fixed costs of support activities are spread over system sales revenue that varies with the timing and volume of installations.
Research & Development, Sales & Marketing, and General & Administrative Expenses
     Total research and development, sales and marketing, and general and administrative expenses for the quarter ended June 30, 2008 were $11.8 million compared to $11.7 million for the second quarter 2007. As further explained below, both research and development and general and administrative expenses were higher in second quarter 2008 compared to second quarter 2007, while sales and marketing expenses declined substantially between the two periods primarily as the result of lower sales volume.
     For the six months ended June 30, 2008, total research and development, sales and marketing, and general and administrative expenses were $23.7 million compared to $24.3 million in the comparable prior year period. Consistent with the pattern of these expenses quarter to quarter described above and as further detailed below, both research and development and general and administrative expenses were higher and sales and marketing expenses were lower in first half 2008 compared to first half 2007.
     During the six months ended June 30, 2008 the Company’s total employee headcount declined by twenty-five employees, primarily in the support services and administrative areas.

     The Company continues to seek to identify opportunities to reduce or limit the growth of its operating expenses in an effort to better align these expenses with the expected level of revenue, but also expects that its expenditures for research and development and legal and related expenses may remain at high levels as the result of its product improvement efforts and ongoing investigation of strategic alternatives, respectively.
Research and Development Expenses
     Research and development expenses for the quarter ended June 30, 2008 were $4.7 million, an increase of $0.3 million from the comparable prior year period, and for the six months ended June 30, 2008 were $9.1 million, an increase of $0.1 million over the comparable prior year period. The increase in both periods was the result of increased utilization and costs of outsourced research and development and related services and expenses for product improvement.
Sales and Marketing Expenses
     Sales and marketing expenses in the second quarter of 2008 were $3.7 million, a decrease of $0.8 million, or 18.0%, from the second quarter 2007 level. The decline is the result of a slight reduction in the number of sales and marketing personnel and lower sales commissions in second quarter 2008 resulting from lower sales order bookings and revenue recognition.
     For the six months ended June 30, 2008, sales and marketing expenses decreased by $1.4 million, or 15.9%, from the comparable prior year period, also as a result of reduced headcount and sales commissions earned.
General and Administrative Expenses
     General and administrative expenses in the second quarter of 2008 were $3.4 million, an increase of $0.6 million, or 20.6%, from the second quarter 2007 level. The increase was primarily the result of legal and related expenses incurred in the Company’s ongoing investigation of strategic alternatives and recently completed proxy contest, offset by a decline in bad debts expense.
     For the six months ended June 30, 2008, general and administrative expenses increased by $0.7 million, or 11.3%, over the prior year period, due primarily to expenses incurred in the Company’s ongoing investigation of strategic alternatives and its recently completed proxy contest, including legal fees, investor relations expenses, and increased Board of Directors’ expenses.
LIQUIDITY AND CAPITAL RESOURCES
Summary
     The Company’s cash and cash equivalents at June 30, 2008 totaled $19.9 million, an increase of $2.9 million from the December 31, 2007 level. This increase is the result of changes in the Company’s working capital accounts, primarily a decline in accounts receivable due to lower sales levels and higher collections, offset to a degree by declines in accounts payable and accrued liabilities reflective of settlement in the first half of 2008 of liabilities incurred with the higher activity levels of the fourth quarter 2007. Cash generated by operating activities was $5.1 million for the first half of 2008 compared to a net usage of operating cash of $0.3 million for the first half of 2007, an improvement due in large part to the working capital changes described above. Total debt remained minimal and the Company has not drawn on its $15.0 million line of credit arrangement with a bank.
Cash From Operating Activities
     Net cash generated by operating activities for the six months ended June 30, 2008 was $5.1 million compared to a net usage of cash in operations of $0.3 million for the comparable prior year period. Net accounts receivable declined by $15.7 million from the December 31, 2007 level. The accounts receivable of the Company typically are at a seasonal high at the end of its fiscal year and may decline significantly as a result of higher collections and weaker seasonal first half sales activity. In the six months ended June 30, 2008, this decline was particularly pronounced as the result of the significant revenue decline described above. Declines in accounts payable and accrued liabilities somewhat offset the effects of the accounts receivable decline, also in line with the Company’s seasonally high-activity fourth quarter periods and seasonally low-activity first quarter levels. The net use of cash in first half 2007 was primarily the result of the Company’s net loss for the period, but also included the negative effects of declines in accounts payable, accrued expenses, and deferred revenue (offset somewhat by decreases in accounts receivable and inventory), all the result of the lower level of sales orders and operating activity in the first half of 2007.

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
Cash Used In Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2008 was $2.2 million compared to $1.9 million for the comparable prior year period. For the first half of 2008 investing activities included $1.7 million in capital expenditures, primarily computer equipment and third-party software licenses for internal use, and a $0.5 million minority investment in an unrelated company engaged in business similar to that of the Company. First half of 2007 investing activity consisted primarily of $1.6 million in purchases of computer equipment for internal use.
Cash From Financing Activities
     Net cash used in financing activities for the six months ended June 30, 2008 was minimal, consisting of less than $0.1 million in scheduled payments under capital lease obligations, compared to a provision of cash from financing activities of $0.1 million in the first half of 2007. First half of 2007 activities consisted of payment of debt and capital lease obligations of $0.9 million, offset by proceeds of exercise of stock options of $0.5 million and a decline in the Company’s restricted cash balance of $0.5 million. No employee stock options were exercised in the first half of 2008. The Company’s total debt at June 30, 2008 consists of less than $0.1 million in remaining capital lease obligations.
Contractual Cash Obligations
     As of June 30, 2008 the Company had total obligations for the payment of cash of approximately $4.4 million, consisting of $0.1 million in capital lease obligations and $4.3 million in operating lease commitments, primarily of office space. Under their present terms, these obligations come due in the amounts of approximately $1.6 million in less than one year, $1.9 million in one to three years, and $0.9 million in three years and beyond.
Available Credit
     The Company has a line of credit agreement with a bank that provides available credit of $15.0 million, subject to reduction based on the level of the Company’s eligible accounts receivable, with interest at the bank’s prime rate. The agreement is for a term of one year and is renewable annually. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At June 30, 2008 there were no amounts outstanding under the agreement.
     The Company believes that existing cash, together with its future cash flows and amounts available under its line of credit agreement, if necessary, will be sufficient to execute its business plan for the next twelve months. However, any projections of cash flow are subject to uncertainties, including the level of the Company’s revenues, the expansion of its sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, and market acceptance of the Company’s products. It is possible that additional financing could be required, and that additional funds may not be available on favorable terms or at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The debt instruments of the Company do not expose the Company to material market risks relating to changes in interest rates.
     Excess funds of the Company are invested in short-term certificates of deposit and similar instruments available through the Company’s established banking relationships. The value of these securities may be subject to interest rate risk that could cause the fair value of the principal amount of the investments to fluctuate. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and John W. Wilhoite, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risks discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
     The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10-K.
The Company’s consideration of strategic alternatives may adversely affect its customer and other relationships as well as its operations and financial condition.
     As previously announced, the Company’s Board of Directors has appointed a strategic alternatives committee to investigate strategic alternatives to maximize stockholder value. That committee is actively engaged in identifying and evaluating all possible strategic alternatives available to the Company, including potential divestitures or a sale of the Company. However, there can be no assurance that the investigation will result in any transaction, and the Company’s ability to complete a transaction, if the Board of Directors determines to pursue one, will depend upon numerous factors, some which are outside of the Company’s control, including factors affecting the availability of financing for transactions or the financial markets in general. In addition, during this process, the Company’s management resources may be diverted, and there is a risk that customers, employees, suppliers and business partners will react negatively to perceived uncertainties as to the Company’s future direction and strategy and to the eventual outcome of this process. Any of the foregoing could materially and adversely affect the Company’s operating results and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through June 30, 2008, the Company has used approximately $15.1 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.4 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of stockholders was held July 8, 2008. The results of that meeting follow.
1)	Three directors were elected to the Board of Directors to serve for a three year term or until their successors have been duly elected and qualified. All nominees were serving as directors of the Company at the time of their nomination for the current term.

	Votes For	Votes Withheld
Arthur P. Beattie	12,851,206	2,729,939
Fred C. Goad, Jr.	12,782,176	2,798,969
Charles A. Jett, Jr.	12,839,266	2,741,879
     As previously disclosed, on June 22, 2008, the Company entered into a settlement agreement among Charles A. Jett, Jr., the Company’s Chief Executive Officer, and affiliates of Oliver Press Partners, LLC, or the OPP affiliates, terminating the pending proxy contest with respect to the election of directors at the Company’s 2008 annual meeting of stockholders. Pursuant to the terms of the agreement, the OPP affiliates irrevocably withdrew their nominations and agreed to vote their shares of the Company’s common stock in favor of the Board’s slate of nominees for the 2008 annual meeting. The Company agreed to increase the size of the Board from eight to ten members and to appoint Augustus K. Oliver and Benner Ulrich to fill the two new seats, with terms expiring in 2010. Mr. Jett and Douglas D. French also agreed to resign from the Board, effective immediately following the 2008 annual meeting. Mr. Jett will continue to serve, at the discretion of the Board, as the Company’s Chief Executive Officer. Also pursuant to the agreement, the Board appointed Bradley S. Karro as a member of the Board effective July 29, 2008. Mr. Ulrich and Mr. Karro were each named as members of the Board’s strategic alternatives committee upon their appointment to the Board. Mr. Karro was also named as a member of the Board’s audit committee. Finally, pursuant to the agreement, Mylle H. Magnum resigned as a member of the Board with a term expiring in 2010, and was subsequently reappointed to the Board with a term expiring in 2009.
     The terms of office of the members of the Company’s Board of Directors are as follows:

Terms Expiring In 2009
Roddy J. H. Clark
Mylle H. Mangum
John W. Thompson

Terms Expiring In 2010
Augustus K. Oliver
Benner Ulrich
Hugh H. Williamson, III

Terms Expiring In 2011
Arthur P. Beattie
Fred C. Goad
Bradley S. Karro
2)	The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the year ending December 31, 2008 was approved as follows:

Votes for—15,448,694

Votes against—98,098

Abstentions—34,353

ITEM 5.	OTHER INFORMATION
     As previously reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, the Company’s Board of Directors appointed Bradley S. Karro as a director of the Company, and as a member of the Board’s Strategic Alternatives Committee, on July 29, 2008. On July 29, 2008, Mr. Karro also was appointed to the Audit Committee of the Company’s Board of Directors.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Emageon Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 11, 2008.
     EMAGEON INC.

By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ John W. Wilhoite
John W. Wilhoite
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)