Form 10-Q
period 2008-09-30
EMAGEON INC
filed 2008-11-10
CIK 1121439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes       ☑ No
Common stock, par value $0.001 per share: 21,449,459 shares outstanding as of October 31, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
EMAGEON INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,483	$17,034
Trade accounts receivable, net of allowance for doubtful accounts of $400 at September 30, 2008 and $910 at December 31, 2007	8,920	26,796
Inventories	5,781	6,249
Prepaid expenses and other current assets	3,368	3,398

Total current assets	37,552	53,477
Property and equipment, net	13,410	15,143
Other noncurrent assets	3,156	3,070
Intangible assets, net	4,095	27,604

TOTAL ASSETS	$58,213	$99,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,893	$9,581
Accrued payroll and related costs	1,320	2,877
Deferred revenue	16,338	16,382
Other accrued expenses	3,246	3,297
Current portion of capital lease obligations	39	36

Total current liabilities	25,836	32,173
Long-term deferred revenue	3,470	4,306
Other long-term liabilities	372	466
Capital lease obligations	20	53

TOTAL LIABILITIES	29,698	36,998

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 165,050 shares authorized; 21,624 shares and 21,593 shares issued, and 21,449 shares and 21,418 shares outstanding at September 30, 2008 and December 31, 2007, respectively	22	22
Additional paid-in capital	129,081	126,332

Accumulated other comprehensive income	667	741
Accumulated deficit	(100,980)	(64,524)

	28,790	62,571
Treasury stock, 175 shares, at cost	(275)	(275)

Total stockholders’ equity	28,515	62,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,213	$99,294

The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007(1)	2008	2007(1)
REVENUE:
System sales	$4,232	$10,706	$16,051	$35,609
Support services	11,717	12,022	37,279	40,045

Total revenue	15,949	22,728	53,330	75,654

COST OF REVENUE:
System sales	3,245	6,327	11,347	21,359
Support services	5,845	7,681	18,984	22,565

Total cost of revenue	9,090	14,008	30,331	43,924

GROSS PROFIT	6,859	8,720	22,999	31,730
OPERATING EXPENSES:
Research and development	4,883	5,197	13,936	14,174
Sales and marketing	3,143	4,121	10,619	13,013
General and administrative	3,666	3,251	10,813	9,670
Amortization of intangible assets	346	346	1,036	1,036
Employee severance and related expenses	—	298	851	876
Litigation settlement	1,000	—	1,000	—
Goodwill impairment charge	—	—	21,577	—

Total operating expenses	13,038	13,213	59,832	38,769

OPERATING LOSS	(6,179)	(4,493)	(36,833)	(7,039)
Interest income	123	232	409	711
Interest expense	(7)	(19)	(32)	(75)

NET LOSS	$(6,063)	$(4,280)	$(36,456)	$(6,403)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.28)	$(0.20)	$(1.70)	$(0.30)
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	21,476	21,382	21,462	21,342

(1)	Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
The accompanying notes are an integral part of these financial statements.

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(36,456)	$(6,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment charge	21,577	—
Depreciation	3,042	4,747
Amortization of intangible assets	1,939	2,290
Stock-based compensation expense	2,749	2,091
Provision for doubtful accounts	(510)	—
Other operating activities	11	328
Changes in operating assets and liabilities, net	12,523	(4,853)

Net cash provided by (used in) operations	4,875	(1,800)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,815)	(2,225)
Capitalized software development costs	(97)	(112)
Other investing activities	(500)	(125)

Net cash used in investing activities	(2,412)	(2,462)

FINANCING ACTIVITIES
Proceeds of issuance of common stock	—	534
Payment of debt and capital lease obligations	(30)	(911)
Decrease in restricted cash	—	(555)

Net cash used in financing activities	(30)	(932)

Effect of exchange rate changes on cash	16	16

Net Increase (Decrease) in Cash and Cash Equivalents	2,449	(5,178)
Cash and Cash Equivalents at beginning of period	17,034	23,008

Cash and Cash Equivalents at end of period	$19,483	$17,830

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
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This pronouncement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands financial statement disclosure of fair value measurements. SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 for financial assets and financial liabilities, and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis, were effective January 1, 2008, and become effective for other nonfinancial assets and nonfinancial liabilities on January 1, 2009. The Company adopted the provisions of SFAS 157 effective January 1, 2008. Adoption of the provisions of SFAS 157 did not have a material impact on the Company’s financial position or results of operations for the three and nine month periods ended September 30, 2008, and is not expected to materially affect the Company’s financial condition or results of operations for the year ended December 31, 2008.
Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used. The Company believes that of its significant accounting policies, those related to revenue recognition, research and development costs, and intangible and other long-lived assets may involve a higher degree of judgment and complexity than other accounting policies used in the preparation of its consolidated financial statements. There have been no significant changes during the nine months ended September 30, 2008 to the items disclosed as “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 or in the Company’s method of application of these critical accounting policies.
All numbers of shares and dollar amounts in the financial statements and footnotes, except per share amounts, are expressed in thousands.
NOTE 2. MERGER AGREEMENT WITH HEALTH SYSTEMS SOLUTIONS
On October 13, 2008, the Company entered into a merger agreement with Health Systems Solutions, Inc. (“Health Systems”) and its subsidiary HSS Acquisition Corp. (“HSS Acquisition”). Under the merger agreement, HSS Acquisition will merge with the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Health Systems. In the merger, the Company’s stockholders will be entitled to receive $2.85 per share in cash, and the total value of the transaction is expected to be approximately $61,864. Health Systems plans to fund the acquisition price through a sale of its convertible secured debentures and warrants to its majority stockholder, Stanford International Bank Limited.
The merger is subject to the approval of the Company’s stockholders and customary closing conditions, and the merger agreement may be terminated by the Company or Health Systems in certain circumstances. Under specified circumstances, the Company may be required to pay Health Systems a termination fee equal to $3,000, or the Company may become entitled to $5,000 that was placed in escrow by Health Systems.
The merger represents the culmination of a comprehensive strategic investigation that was led by the Strategic Alternatives Committee of the Company’s Board of Directors. The Board of Directors unanimously approved the merger agreement on the unanimous recommendation of the Strategic Alternatives Committee.
On October 31, 2008, the Company filed with the Securities and Exchange Commission its preliminary proxy statement in connection with the special meeting of stockholders that will be held to consider and vote on the merger agreement. The Company plans to hold the special meeting as promptly as reasonably practicable after the Securities and Exchange Commission clears the proxy statement. If the merger agreement is approved by the Company’s stockholders, and if the conditions to closing set forth in the merger agreement are satisfied or waived, the parties expect to consummate the merger promptly thereafter.
NOTE 3. LITIGATION SETTLEMENT
On September 22, 2008, DR Systems, Inc. filed a lawsuit in the United States District Court For The Southern District of California against the Company and others alleging patent infringement and seeking, among other things, unspecified damages, attorneys’ fees and costs, and a permanent injunction prohibiting further infringement. The lawsuit related to the Company’s and others’ alleged infringing manufacture, use, and sale of automated medical imaging and archival systems, and the inducement of and contribution to the similar infringement of others, in violation of DRS’s patent titled “Automated System and Method for Organizing, Presenting, and Manipulating Medical Images”.
The Company and DR Systems entered into a settlement, release, and license agreement on November 10, 2008, pursuant to which the Company agreed to pay DR Systems the sum of $1,000 in full settlement of the lawsuit, which will be dismissed with prejudice, and under which the Company and users of the Company’s technology, as defined in the agreement, were granted a perpetual, fully paid up, non-exclusive license to practice the patent that was the subject of the lawsuit. The Company recorded this charge during the three months ended September 30, 2008.
NOTE 4. GOODWILL IMPAIRMENT CHARGE
The Company experienced significant declines in its sales order bookings and revenues during 2007 and the first six months of 2008 resulting from, among other things, slower industry demand for medical imaging software, hardware and support services in general; a high customer penetration level in its primary radiology market (with the next replacement cycle not expected until late 2009 or early 2010); economic conditions that have tightened credit availability and affected its customers’ capital spending plans; and uncertainty among customers in the Company’s existing and potential customer base during the pendency of the Company’s 2008 proxy contest. In addition, the Strategic Alternatives Committee of the Company’s Board of Directors has been actively engaged in an evaluation of strategic alternatives available to the Company, including possible divestitures or a sale of the Company, which culminated October 13, 2008 with the execution of a merger agreement with Health Systems Solutions, Inc. (see Note 2).
These conditions and their effects on the Company’s current and future financial performance and financial condition indicated a possible impairment of the Company’s recorded goodwill balance as of June 30, 2008, and required the Company to determine whether actual impairment had occurred. The Company’s goodwill evaluation utilized various valuation techniques, primarily an estimation of the present value of its future cash flows that considered the anticipated revenue and earnings effects of the economic conditions, industry conditions, and conditions specific to the Company described above. The Company’s evaluation indicated a full impairment of the amount of goodwill recorded in its balance sheet, and accordingly the Company recorded an impairment charge of $21,577 in its statement of operations for the three months ended June 30, 2008 and the nine months ended September 30, 2008.
NOTE 5. EMPLOYEE SEVERANCE AND RELATED EXPENSES
Effective March 31, 2008, W. Randall Pittman resigned his positions as Chief Financial Officer and Treasurer of the Company and was succeeded by John W. Wilhoite. In connection therewith, the Company and Mr. Pittman entered into a Severance Agreement and General Release, dated February 20, 2008. Under that agreement, Mr. Pittman received a severance payment, and all outstanding stock options and restricted stock units held by Mr. Pittman became fully vested as of March 31, 2008. All of Mr. Pittman’s stock options expired on June 29, 2008 in accordance with the terms of the option agreements pursuant to which they were granted.

Included in the Company’s statement of operations for the nine months ended September 30, 2008 is an expense of $819, representing the cost of amounts due Mr. Pittman under the terms of his severance agreement and stock compensation expense incurred as the result of the full vesting of Mr. Pittman’s stock options and restricted stock units at March 31, 2008.
In May 2007, the Company acted to align its operating expenses with the current level of revenue by reducing its workforce through elimination of certain existing positions and normal attrition. In connection with that action, the Company eliminated thirty positions, primarily in the customer service and engineering areas. The cost of those position eliminations of $578, consisting primarily of employee severance pay and related benefits, is included in the Company’s statement of operations for the nine months ended September 30, 2007.
NOTE 6. EXIT LIABILITY
During the third quarter of 2006 the Company vacated a leased facility and combined the operations formerly conducted at that facility with those at a location acquired in a business combination. In connection with that action, the Company identified and recorded a liability of $1,190 arising from the continuing lease obligation, which extends through January 2013, and related expenses. Activity with respect to this liability for the three and nine month periods ended September 30, 2008 is as follows:

Three Months Ended
September 30, 2008
Beginning liability balance	$536
Lease payments, net	(35)

Ending liability balance	$501

Nine Months Ended
September 30, 2008
Beginning liability balance	$600
Lease payments, net	(99)

Ending liability balance	$501

The Company has entered into a sub-lease of the facility at an initial annual rental of $123, with annual escalation thereafter through the term of the Company’s primary lease of the facility.
NOTE 7. INTANGIBLE ASSETS
Summarized below are the Company’s intangible assets, which include those arising from acquisitions of businesses and the capitalized portion of costs of internally developed software. These assets are amortized on a straight-line basis over lives ranging from one to six years, with the exception of goodwill, which is not amortized but is tested for impairment at least annually or as circumstances arise that may indicate impairment. See Note 4 for a description of the goodwill impairment charge recorded by the Company in the nine month period ended September 30, 2008.

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Total	Net Carrying	Carrying	Total	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$5,240	$5,210	$30	$5,240	$4,595	$645
Customer relationships	8,010	4,029	3,981	8,010	2,993	5,017
Software development costs	104	20	84	1,521	1,246	275
Goodwill	—	—	—	21,667	—	21,667

Total	$13,354	$9,259	$4,095	$36,438	$8,834	$27,604

Weighted average amortization periods are 4.6 years for acquired technology, 5.8 years for customer relationships, and 1.5 years for software development costs.
Amortization expense was $477 and $1,939 for the three and nine month periods ended September 30, 2008, respectively. Estimated amortization expense for the remainder of 2008 and beyond is as follows:

Remainder of 2008	$392
2009	1,438
2010	1,345
2011	920

Total	$4,095

NOTE 8. INVENTORIES
Inventories consist of the following:

	September 30, 2008	December 31, 2007
Third-party components	$2,869	$3,086
Work-in-process	236	447
Completed systems	2,676	2,716

Total	$5,781	$6,249

Inventories include the costs of materials, labor, and overhead. The costs of purchased third-party hardware and software associated with customer sales contracts are included as inventory in the consolidated balance sheet and charged to system sales cost of revenue in the statement of operations when customer acceptance has been received and all other revenue recognition criteria have been met.
NOTE 9. SUPPLEMENTARY CASH FLOW INFORMATION
Changes in operating assets and liabilities of the Company in reconciling net loss to net cash provided by or used in operations are as follows:

	Nine Months Ended September 30,
	2008	2007
(Increase) decrease in:
Trade accounts receivable	$18,386	$5,381
Inventories	468	1,369
Prepaid expenses and other current assets	30	(852)
Other noncurrent assets	(86)	189
Increase (decrease) in:
Accounts payable	(4,193)	(732)
Accrued payroll and related costs	(1,557)	(2,050)
Other accrued expenses	355	(898)
Deferred revenue	(880)	(7,260)

Net changes in operating assets and liabilities	$12,523	$(4,853)

There were no significant non-cash investing and financing transactions in the nine month periods ended September 30, 2008 and 2007.
NOTE 10. COMPUTATION OF NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents consist of common stock warrants, restricted stock awards, and stock options granted to employees and directors. All share equivalents, consisting of 2,834 shares as of September 30, 2008 (2,366 shares as of September 30, 2007) were excluded from the computation for these net loss periods because their inclusion would have been anti-dilutive.
NOTE 11. STOCK BASED COMPENSATION
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
The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the three and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected volatility	50.0%	50.0%	50.0%	50.0%
Risk-free interest rate	4.33%	4.59%	2.53%	4.62%
Expected life of options (in years)	5.0	5.0	5.0	5.0
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
The following table presents activity in the Company’s stock option and restricted stock unit plans for the periods shown (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options:
Grants, in shares	68	325	862	675
Weighted average grant date fair value, per share	$0.87	$4.48	$1.15	$5.16
Exercises, in shares	—	19	—	93
Proceeds of exercises	—	$68	—	$534

Restricted stock units:
Grants, in shares	—	4	57	65
Weighted average grant date fair value, per share	—	$9.19	$2.52	$12.27
Shares vested in the period	8	8	30	23
Stock-based compensation expense recognized in the statement of operations for the three months ended September 30, 2008 was $597 ($751 for the three months ended September 30, 2007), and was $2,749 for the nine months ended September 30, 2008 ($2,091 for the nine months ended September 30, 2007). At September 30, 2008 there was $4,747 of unrecognized compensation cost related to stock-based payments. The Company expects this compensation cost to be recognized over a weighted average period of 2.3 years.
NOTE 12. COMPREHENSIVE LOSS
The Company’s comprehensive loss differs from its reported net loss due to non-equity items consisting of foreign currency translation adjustments. Comprehensive loss for the three months ended September 30, 2008 was $6,050 ($4,087 for the three months ended September 30, 2007), and for the nine months ended September 30, 2008 was $36,529 ($5,955 for the nine months ended September 30, 2007). Net accumulated other comprehensive income adjustments as of September 30, 2008 were $667.
NOTE 13. INCOME TAXES
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
At September 30, 2008, the gross amount of unrecognized tax benefits and the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s financial statement effective rate of tax, were zero.
The Company has not recognized significant interest or penalties related to unrecognized tax benefits.

NOTE 14. WARRANTY OBLIGATION
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
Activity in the Company’s warranty liability for the three and nine month periods ended September 30, 2008 follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Beginning liability balance	$373	$440
Additions charged to expense	63	94
Deductions for claim resolution	(82)	(180)

Ending liability balance	$354	$354

NOTE 15. BANK LINE OF CREDIT AGREEMENT
The Company has a line of credit agreement with a bank that provides available credit of $15,000, subject to limitation based on the level of the Company’s eligible accounts receivable, with interest at the bank’s prime rate. The agreement is for a term of one year and is renewable annually. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At September 30, 2008 there were no amounts outstanding under the agreement.
The agreement contains various requirements and covenants of the Company, including a requirement that the Company maintain a “minimum tangible net worth”, as defined in the agreement, of $25,000, measured as of the end of each quarter. As of September 30, 2008, the Company’s tangible net worth for purposes of this requirement was $24,400. On November 10, 2008 the bank and the Company agreed to a modification of the line of credit agreement in which the bank waived the Company’s default of the agreement. In addition, pursuant to the modification, future advances under the agreement, if any, will be conditioned on the Company being in compliance with certain financial covenants under the agreement, including the minimum tangible net worth requirement, as of the end of the preceding calendar quarter, and otherwise being in compliance with the terms of the agreement, and the Company delivering a compliance certificate, signed by the Company’s Chief Financial Officer, certifying the Company’s compliance with these conditions. There can be no assurance that the Company will be in compliance with these covenants, including the minimum tangible net worth covenant, as of the end of any future calendar quarter, or at such time, if any, as it determines to make a request for an advance under the agreement.

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
     On October 13, 2008, the Company entered into a merger agreement with Health Systems Solutions, Inc. (“Health Systems”). Under the merger agreement, Health Systems will acquire all of the outstanding stock of the Company for $2.85 per share in cash through a merger of the Company with a subsidiary of Health Systems. The merger is subject to the approval of the Company’s stockholders and customary closing conditions, and the merger agreement may be terminated by the Company or Health Systems in certain circumstances. The Company’s Board of Directors unanimously approved the merger agreement on the unanimous recommendation of the Board’s Strategic Alternatives Committee.
RESULTS SUMMARY
     The medical imaging industry and the Company’s 2007 and 2008 revenues have been adversely affected by slower market demand for medical imaging software, hardware, and support services relative to prior periods and, particularly in 2008, by uncertain credit market conditions that have slowed capital expenditures by customers in the Company’s target markets. In addition, the Company’s primary radiology market has become highly penetrated, with the next replacement cycle not expected until late 2009 or early 2010. Those factors, together with the Company’s 2008 proxy contest and uncertainty among the Company’s existing and potential customers during the pendency of the Company’s investigation of strategic alternatives, have led to substantial declines in the levels of the Company’s sales order bookings and revenue, specifically:
•	The primary market for sales of the Company’s PACS radiology systems—large hospitals and large hospital networks—entered a mature phase in 2007, resulting in a shift of demand from new systems to replacement of legacy systems, which lengthened the sales cycle and resulted in a significant decline in radiology systems sales in 2007. Those market conditions have continued through the first three quarters of 2008, and the Company now expects those conditions in the large system radiology market to continue through at least the first three quarters of 2009 and perhaps into 2010, which will adversely impact 2008 and 2009 revenues and financial condition.

•	During the first three quarters of 2008, and particularly during the third quarter of 2008, the current economic downturn and tightening credit market conditions had a negative effect on the spending decisions of customers of the Company, and the Company now expects those and other recessionary conditions to extend throughout much of 2009. The purchase of the Company’s products involves a significant financial commitment by its customers, many of whom are not-for-profit organizations. Credit pressures and general economic conditions may continue to have an adverse effect on the Company’s revenues and financial condition.

•	The Company’s 2008 proxy contest required significant expenditures and diversion of management resources. In addition, uncertainty surrounding the outcome of the contest, and uncertainty during the pendency of the recently completed investigation of strategic alternatives, caused an erosion of confidence among the Company’s base of existing and potential customers. This uncertainty in the Company’s customer base resulted in delays or cancellations of customer orders, and negatively affected the Company’s revenues. The Company expects these uncertainties to extend, and to incur additional merger-related expenses, through closing of its pending merger with Health Systems (see Note 2).
     The Company’s revenue for the three months ended September 30, 2008 was $15.9 million, a 29.8% decrease from the comparable prior year period. For the nine months ended September 30, 2008, total revenue was $53.3 million, a 29.5% decrease from the comparable prior year period. The Company’s net loss for the third quarter 2008 was $6.1 million, or $0.28 per share, compared to a net loss of $4.3 million, or $0.20 per share, for third quarter 2007. For the nine months ended September 30, 2008, the Company’s net loss was $36.5 million, or $1.70 per share ($14.9 million, or $0.69 per share, excluding the goodwill impairment charge), compared to a net loss of $6.4 million, or $0.30 per share, for the comparable prior year period.
     The Company’s loss from operations increased from $4.5 million in third quarter 2007 to $6.2 million in third quarter 2008, which is the result of a $6.8 million decline in revenue, offset by a 4.6 percentage point increase in gross margin, as well as a decline in total research and development, sales and marketing, and general and administrative expenses of $0.9 million. For the nine months ended September 30, 2008, the Company’s loss from operations increased to $36.8 million ($15.3 million excluding the goodwill impairment charge) from the comparable prior year level of $7.0 million, the result of the goodwill impairment charge and a $22.3 million decline in revenue offset by a decline in total research and development, sales and marketing, and general and administrative expenses of $1.5 million. Further increasing the loss from operations in 2008 was a $1.0 million third quarter charge for settlement of certain litigation against the Company (see Note 3).
     The Company’s available cash increased by $2.4 million in the nine months ended September 30, 2008, to $19.5 million. Cash from operating activities was a positive $4.9 million for the nine months ended September 30, 2008, and the Company continues to have minimal debt.
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
     The following table sets forth comparative revenue and gross margin data for the three and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
System sales	$4,232	$10,706	$16,051	$35,609
Support services	11,717	12,022	37,279	40,045

Total	$15,949	$22,728	$53,330	$75,654
Cost of Revenue:
System sales	$3,245	$6,327	$11,347	$21,359
Support services	5,845	7,681	18,984	22,565

Total	$9,090	$14,008	$30,331	$43,924
Gross Profit:
System sales	$987	$4,379	$4,704	$14,250
Support services	5,872	4,341	18,295	17,480

Total	$6,859	$8,720	$22,999	$31,730
Gross Margin:
System sales	23.3%	40.9%	29.3%	40.0%
Support services	50.1%	36.1%	49.1%	43.7%

Total	43.0%	38.4%	43.1%	41.9%
Summary
     Total revenue in third quarter 2008 was $15.9 million, a 29.8% decrease from third quarter 2007. For the nine months ended September 30, 2008, total revenue was $53.3 million, a 29.5% decrease from the comparable prior year period. These declines in revenue reflect soft system sales bookings experienced by the Company and the industry in general throughout much of 2007 and extending through the first three quarters of 2008, as further explained below. In addition to the decline in industry demand, the Company’s revenues have been adversely impacted by the current economic downturn and the continued worsening of credit conditions that have affected customers’ spending decisions, and by uncertainty in the Company’s existing and potential customer base with respect to the outcome of the Company’s 2008 proxy contest and during the pendency of its recently completed investigation of strategic alternatives. Gross margin on total revenue increased by 4.6 percentage points for the third quarter 2008 and by 1.2 percentage points for the nine months ended September 30, 2008 compared to comparable prior year periods. The two components of the Company’s revenue and gross margin are discussed individually below in comparison to prior year periods.
     Sequentially, third quarter 2008 total revenues decreased by $2.2 million from the second quarter of 2008.
System Sales Revenue
     For the third quarter 2008, system sales revenue declined by $6.5 million, or 60.5%, compared to the third quarter 2007. For the nine months ended September 30, 2008, system sales revenue declined $19.6 million, or 54.9%, compared to the first three quarters of 2007. These declines occurred primarily in the Company’s radiology software products, though sales of both radiology and cardiology products were below comparable prior year levels. As explained in the Summary section above, the declines are the result of soft demand in the Company’s primary markets, the current economic downturn and the continued worsening credit conditions that have reduced the level of customers’ capital expenditures, and uncertainty in the customer base during the pendency of the Company’s recently completed strategic alternatives investigation. The Company is also experiencing an increasingly longer sales cycle in its primary large hospital radiology market and a high penetration level among its customer base for its core radiology products.
System Sales Gross Margin
     The Company’s system sales gross margin was 23.3% for third quarter 2008, a decline of 17.6 percentage points from third quarter 2007, and was 29.3% for the nine months ended September 30, 2008, a 10.7 percentage point decrease compared to the same period in

2007. For the three and nine month periods ended September 30, 2008, system sales gross margin was held below the expected level by lower volumes arising from soft order patterns in the periods prior to third quarter 2008, which causes revenue recognized in the period to absorb a greater portion of the costs of system sales, a portion of which are fixed in nature. In addition, the software content of system sales revenue recognized in the three and nine month periods ended September 30, 2008 was lower than in prior year periods relative to total system sales revenue, which lowers total gross margin on system sales. Gross margins on the Company’s sales of third-party components are significantly lower than gross margins on the Company’s proprietary software.
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
Support Services Revenue
     The Company’s support services revenue decreased by $0.3 million, or 2.5%, in third quarter 2008 compared to the prior year period, and decreased by $2.8 million, or 6.9%, in the nine months ended September 30, 2008 compared to the comparable prior year period. Support services revenue consists primarily of recurring system maintenance services, installation services, and customer training. Installation and training revenue is ancillary to system sales revenue, and therefore tends to increase or decrease with the level of system installations in a given period. Maintenance services revenue tends to grow with growth in the Company’s customer base as more customers subscribe to maintenance services. During the three and nine month periods ended September 30, 2008, the Company’s maintenance services revenue increased over the comparable prior year period, as expected, but was offset by a decline in installation and training revenue in line with the decline in system sales revenue for the periods.
Support Services Gross Margin
     The Company’s support services gross margin was 50.1% in third quarter 2008, a 14.0 percentage point increase compared to the third quarter 2007 level, and was 49.1% for the nine months ended September 30, 2008, a 5.4 percentage point increase compared to the prior year period. The increase in support services gross margin for the three and nine months ended September 30, 2008 over the comparable prior year periods is the result of a decline in support services employee headcount since the beginning of 2008 which significantly reduced the costs of salary and related expenses of personnel performing support related services. The Company’s support services gross margin may decline in periods of lower installation and training revenue as the fixed costs of support activities are spread over system sales revenue that varies with the timing and volume of installations.
Research & Development, Sales & Marketing, and General & Administrative Expenses
     Total research and development, sales and marketing, and general and administrative expenses for the quarter ended September 30, 2008 were $11.7 million compared to $12.6 million for third quarter 2007. As further explained below, general and administrative expenses were higher in third quarter 2008 compared to third quarter 2007, while sales and marketing and research and development expenses both declined in third quarter 2008 relative to third quarter 2007.
     For the nine months ended September 30, 2008, total research and development, sales and marketing, and general and administrative expenses were $35.4 million compared to $36.9 million in the comparable prior year period. Consistent with the pattern of these expenses quarter to quarter described above and as further detailed below, general and administrative expenses were higher and both sales and marketing and research and development expenses were lower in the first three quarters of 2008 compared to the first three quarters of 2007.
     During the nine months ended September 30, 2008 the Company’s total employee headcount declined by twenty-nine employees, primarily in the support services and administrative areas.
     The Company continues to seek to identify opportunities to reduce or limit the growth of its operating expenses in an effort to better align these expenses with the expected level of revenue, but also expects that its expenditures for research and development and legal and related expenses may remain at high levels as the result of its product improvement efforts and expenses related to the merger agreement with Health Systems and completion of the proposed merger.

Research and Development Expenses
     Research and development expenses for the quarter ended September 30, 2008 were $4.9 million, a decrease of $0.3 million from the comparable prior year period, and for the nine months ended September 30, 2008 were $13.9 million, a decrease of $0.2 million from the comparable prior year period. The decrease in both periods was the result of a decrease in depreciation expense related to equipment used in research and development offset by an increase in outsourced research and development and related services and expenses related to the Company’s product improvement efforts.
Sales and Marketing Expenses
     Sales and marketing expenses in the third quarter of 2008 were $3.1 million, a decrease of $1.0 million, or 23.7%, from the third quarter 2007 level. The decline is the result of a slight reduction in the number of sales and marketing personnel since third quarter 2007 and lower sales commissions in third quarter 2008 as the result of lower sales order bookings and revenue.
     For the nine months ended September 30, 2008, sales and marketing expenses decreased by $2.4 million, or 18.4%, from the comparable prior year period, also as a result of reduced headcount and sales commissions earned.
General and Administrative Expenses
     General and administrative expenses in the third quarter of 2008 were $3.7 million, an increase of $0.4 million, or 12.8%, from the third quarter 2007 level. The increase was primarily the result of legal and related expenses incurred in connection with the Company’s investigation of strategic alternatives and 2008 proxy contest, and of the earning of retention bonuses by certain key employees of the Company.
     For the nine months ended September 30, 2008, general and administrative expenses increased by $1.1 million, or 11.8%, over the prior year period, due primarily to expenses incurred in connection with the Company’s investigation of strategic alternatives and its 2008 proxy contest, including legal fees, investor relations expenses, and increased Board of Directors’ expenses, and to the employee retention bonuses earned by key employees in the third quarter 2008.
LIQUIDITY AND CAPITAL RESOURCES
Summary
     The Company’s cash and cash equivalents at September 30, 2008 totaled $19.5 million, an increase of $2.4 million from the December 31, 2007 level. This increase is the result of changes in the Company’s working capital accounts, primarily a decline in accounts receivable due to lower sales levels, offset to a degree by declines in accounts payable and accrued liabilities reflective of settlement in the first three quarters of 2008 of liabilities incurred with the higher activity levels of previous quarters. Cash generated by operating activities was $4.9 million for the first three quarters of 2008 compared to a net usage of operating cash of $1.8 million for the first three quarters of 2007, an improvement due in large part to the working capital changes described above. Total debt remained minimal and the Company has not drawn on its line of credit arrangement with a bank.
Cash From Operating Activities
     Net cash generated by operating activities for the nine months ended September 30, 2008 was $4.9 million compared to a net usage of cash in operations of $1.8 million for the comparable prior year period. Net accounts receivable declined by $18.4 million from the December 31, 2007 level. The accounts receivable of the Company typically are at a seasonal high at the end of its fiscal year and may decline significantly as a result of higher collections and weaker seasonal first half sales activity. In the nine months ended September 30, 2008, this decline was particularly pronounced as the result of the significant revenue decline described above. Declines in accounts payable and accrued liabilities somewhat offset the effects of the accounts receivable decline, also in line with the Company’s seasonally high-activity fourth quarter periods and seasonally low-activity first half levels, as well as the general decline in activity levels caused by the significant decline in sales order bookings. The net use of cash in first three quarters of 2007 was primarily the result of the Company’s net loss for the period, but also included the negative effects of declines in accounts payable, accrued expenses, and deferred revenue (offset somewhat by decreases in accounts receivable and inventory), all the result of the lower level of sales orders and operating activity in the first three quarters of 2007.

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
Cash Used In Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2008 was $2.4 million compared to $2.5 million for the comparable prior year period. For the first three quarters of 2008, investing activities included $1.8 million in capital expenditures, primarily computer equipment and third-party software licenses for internal use, and a $0.5 million minority investment in an unrelated company engaged in business similar to that of the Company. First three quarters of 2007 investing activity consisted primarily of $2.2 million in purchases of computer equipment for internal use.
Cash From Financing Activities
     Net cash used in financing activities for the nine months ended September 30, 2008 was minimal, consisting of less than $0.1 million in scheduled payments under capital lease obligations, compared to a use of cash from financing activities of $0.9 million in the first three quarters of 2007. First three quarters of 2007 activities consisted of payment of debt and capital lease obligations of $0.9 million, offset by proceeds of exercise of stock options of $0.5 million and a net increase in the Company’s restricted cash balance of $0.5 million. No employee stock options were exercised in the first three quarters of 2008. The Company’s total debt at September 30, 2008 consists of less than $0.1 million in remaining capital lease obligations.
Contractual Cash Obligations
     As of September 30, 2008 the Company had total obligations for the payment of cash of approximately $4.0 million, consisting of $0.1 million in capital lease obligations and $3.9 million in operating lease commitments, primarily for office space. Under their present terms, these obligations come due in the amounts of approximately $1.7 million in less than one year, $1.6 million in one to three years, and $0.7 million in three years and beyond.
Available Credit
     The Company has a line of credit agreement with a bank that provides available credit of $15.0 million, subject to limitation based on the level of the Company’s eligible accounts receivable, with interest at the bank’s prime rate. The agreement is for a term of one year and is renewable annually. Security for any amounts borrowed under the agreement consists of all assets of the Company other than its intellectual property and real estate. At September 30, 2008 there were no amounts outstanding under the agreement.
     The agreement contains various requirements and covenants of the Company, including a requirement that the Company maintain a “minimum tangible net worth”, as defined in the agreement, of $25,000, measured as of the end of each quarter. As of September 30, 2008, the Company’s tangible net worth for purposes of this requirement was $24,400. On November 10, 2008 the bank and the Company agreed to a modification of the line of credit agreement in which the bank waived the Company’s default of the agreement. In addition, pursuant to the modification, future advances under the agreement, if any, will be conditioned on the Company being in compliance with certain financial covenants under the agreement, including the minimum tangible net worth requirement, as of the end of the preceding calendar quarter, and otherwise being in compliance with the terms of the agreement, and the Company delivering a compliance certificate, signed by the Company’s Chief Financial Officer, certifying the Company’s compliance with these conditions. There can be no assurance that the Company will be in compliance with these covenants, including the minimum tangible net worth covenant, as of the end of any future calendar quarter, or at such time, if any, as it determines to make a request for an advance under the agreement.
     The Company believes that existing cash, together with its future cash flows and amounts available under its line of credit agreement, if necessary, will be sufficient to execute its business plan for the foreseeable future. However, any projections of cash flow are subject to uncertainties, including the level of the Company’s revenues, the expansion of its sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, market acceptance of the Company’s products, expenses incurred in connection with the Company’s strategic alternative process and its merger agreement with Health Systems, the Company’s compliance with the terms and conditions of its bank line of credit agreement, and the extent and duration of the current economic downturn and deteriorating credit conditions. It is possible that additional financing could be required, and that additional funds may not be available on favorable terms or at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The debt instruments of the Company do not expose the Company to material market risks relating to changes in interest rates.
     Excess funds of the Company are invested in short-term certificates of deposit and similar instruments available through the Company’s established banking relationships. The value of these securities may be subject to interest rate risk that could cause the fair value of the principal amount of the investments to fluctuate. The effect of a hypothetical one hundred basis point decrease across all interest rates related to the Company’s investments would result in an annual decrease of approximately $0.1 million in operating results, assuming no change in the amount of investments on hand at September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Charles A. Jett, Jr., Chief Executive Officer and President, and John W. Wilhoite, Chief Financial Officer and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008 and, based on that evaluation, found the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding timely disclosure. There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 22, 2008, DR Systems, Inc. filed a lawsuit in the United States District Court For The Southern District of California against the Company and others alleging patent infringement and seeking, among other things, unspecified damages, attorneys’ fees and costs, and a permanent injunction prohibiting further infringement. The lawsuit related to the Company’s and others’ alleged infringing manufacture, use, and sale of automated medical imaging and archival systems, and the inducement of and contribution to the similar infringement of others, in violation of DRS’s patent titled “Automated System and Method for Organizing, Presenting, and Manipulating Medical Images”.
     The Company and DR Systems entered into a settlement, release, and license agreement on November 10, 2008, pursuant to which the Company agreed to pay DR Systems the sum of $1.0 million in full settlement of the lawsuit, which will be dismissed with prejudice, and under which the Company and users of the Company’s technology, as defined in the agreement, were granted a perpetual, fully paid up, non-exclusive license to practice the patent that was the subject of the lawsuit. The Company recorded this charge during the three months ended September 30, 2008.
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
Risks and uncertainties relating to the pending merger with Health Systems Solutions may have a material adverse effect on the Company’s business, results of operations, and financial condition.
     The Company entered into a merger agreement with Health Systems Solutions on October 13, 2008. Until the closing of the merger, it is possible that the focus of the Company’s management team may be diverted, and that there may be a negative reaction to the merger on the part of the Company’s customers, employees, suppliers, or other third-party relationships, all of which could materially and adversely affect the Company’s operating results and financial condition. In addition, if the merger is not consummated for any reason, the Company’s stock price could be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s initial public offering of its common stock was effected through a Registration Statement on Form S-1 which was declared effective on February 8, 2005. In the offering the Company sold 5,750,000 shares of common stock for net proceeds of approximately $67.2 million. On February 18, 2005 the Company used $4.0 million of the proceeds to repay borrowings under its subordinated notes, and invested the remaining proceeds in short-term, investment grade securities pending further use. Since that time and through September 30, 2008, the Company has used approximately $15.3 million of the net proceeds for capital purchases, substantially all of which have been equipment, and an additional $40.4 million of the net proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.
ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 13, 2008, by and among the Company, Health Systems Solutions, Inc., and HSS Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed October 14, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Emageon Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 10, 2008.
  EMAGEON INC.

By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ John W. Wilhoite
John W. Wilhoite
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)