Form 10-K
period 2008-12-31
EMAGEON INC
filed 2009-03-26
CIK 1121439

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant (which, for purposes hereof, are all holders other than executive officers, directors, and holders of 10% or more of the outstanding common stock of the registrant) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27,209,000 based on the closing sale price of such stock as reported by the NASDAQ Global Market on June 30, 2008. The basis of this calculation does not constitute a determination by the registrant that any of the persons referred to in the immediately preceding sentence are affiliates of the registrant.
     As of March 6, 2009 there were 21,449,718 shares of Emageon Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information called for by Part III (Items 10,11,12,13, and 14) is incorporated herein by reference to the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and, as a result, our actual results could differ materially from those indicated in these statements. Factors that could cause actual results to differ materially include, but are not limited to, those described in Item 1A of this Annual Report under the caption “Risk Factors.”
     These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time and, except as may be required by law, we undertake no obligation to review or to update publicly the risks or uncertainties described herein. We also undertake no obligation to review or to update publicly any of the forward-looking statements made in this Annual Report, whether as a result of new information, future developments or otherwise, other than as may be required by law.
ITEM 1. BUSINESS
Overview
     We provide enterprise-level information technology solutions for the clinical analysis and management of digital medical images within healthcare provider organizations. Our solutions consist of enterprise visualization and image management software for multiple medical specialties, comprehensive reporting and knowledge tools for cardiology, support services and third-party components. Our web-enabled enterprise visualization software provides physicians across the enterprise — in multiple medical specialties and at any network access point — with tools to manipulate and analyze images in two dimensions (“2D”) and three dimensions (“3D”). We enable physicians to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening and therapy planning. We believe our solutions improve physician productivity and patient care, enhance customer revenue opportunities, automate complex mission critical medical imaging workflow, and maximize our customers’ return on investment in capital equipment and clinical information systems.
     We sell to multi-hospital networks, individual hospitals, physician clinics and teleradiology services companies. Healthcare providers produce growing volumes of medical imaging data that must be analyzed, managed and stored efficiently and cost effectively. We focus on developing corporate level relationships with large multi-facility organizations that provide substantial cross selling opportunities and represent an important competitive advantage for us. Since our first commercial implementation in December 2000, we have implemented our solutions at facilities affiliated with some of the largest multi-facility healthcare providers in the United States.
     As of December 31, 2008, we had $126.7 million in contracted backlog, consisting primarily of fees for contracted future installations and for the support of existing installations, compared with a contracted backlog of $149.1 million at December 31, 2007. From our current contracted backlog, we expect to recognize revenue of approximately $56.3 million during fiscal year 2009, $32.9 million during fiscal year 2010, and substantially all of the remaining $37.5 million by 2014.
     We were founded in December 1998 as an Alabama corporation and reincorporated in Delaware in January 2000. On February 14, 2005, we completed our initial public offering.
Recent Developments
     On February 12, 2009, we terminated our amended merger agreement with Health Systems Solutions, Inc. and HSS Acquisition Corp. The merger agreement was terminated pursuant to Sections 7.4(a) and 7.4(c) thereof as a result of the failure by Health Systems Solutions to receive all necessary financing on or before the designated closing date of February 11, 2009. In connection therewith, on February 13, 2009, we received the $9 million that had been placed in escrow by Health Systems Solutions in connection with the transactions contemplated by the merger agreement.
     On February 23, 2009, we entered into a merger agreement with AMICAS, Inc. and its wholly owned subsidiary AMICAS Acquisition Corp. Under the terms of the merger agreement, AMICAS commenced a tender offer on March 5, 2009 to purchase all of our issued and outstanding shares of common stock at a purchase price of $1.82 per share in cash. Unless extended in accordance with the terms and conditions of the merger agreement, the tender offer is scheduled to expire on April 1, 2009. The tender offer is conditioned upon, among other things, at least a majority of our shares outstanding being tendered. Assuming that the tender offer is successful, the merger agreement provides that the tender offer will be followed by a merger pursuant to which AMICAS Acquisition Corp. would be merged with and into Emageon, and Emageon would become a wholly owned subsidiary of AMICAS. We expect the merger to be completed in second quarter of 2009.
     The merger agreement contains customary representations and covenants, and the merger is subject to customary closing conditions. In addition, we have agreed to use commercially reasonable efforts to operate our business in the ordinary course until the tender offer is completed, and the merger agreement contains certain restrictions on the conduct of our business pending completion of the merger. We have further agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire our business and to certain restrictions on our ability to respond to any such proposals. There are no assurances that the proposed transaction with AMICAS will be consummated on the expected timetable, or at all, and under specified circumstances we will be required to pay AMICAS a termination fee of $1.6 million in connection with the termination of the merger agreement.
     Copies of the merger agreement and joint press release announcing the transaction with AMICAS were filed as exhibits to a Current Report on Form 8-K filed by us with the Securities and Exchange Commission, or SEC, on February 24, 2009, and on March 5, 2009, we filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC regarding the tender offer.
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

     We believe that our solutions address the technological challenges associated with the complexity of managing and transporting large clinical image data sets and other relevant clinical imaging information. Our solutions facilitate the convergence of imaging technology and clinical automation at the enterprise level by enhancing analysis, integration, collaboration, and automation of medical imaging workflow. Effective image management can shorten report turnaround times, lower the potential for manual error in data entry and filing, increase staff efficiency, and eliminate costs associated with traditional radiological workflow.
     We believe the following factors will drive the demand for our solutions:
     Increasing Number, Size and Complexity of Imaging Exams. The number of imaging exams performed each year is increasing as a result of a number of factors, including increased physician use of advanced imaging as a non-invasive diagnostic and clinical tool, lowered costs of imaging devices and increased healthcare needs of an aging U.S. population. At the same time, technological advancements are increasing the size and complexity of individual imaging exams. For example, one CT vendor has announced a new 320 slice CT which has yielded file sizes significantly larger than previous CT scanners. Additionally, we believe hospitals will require enterprise class solutions capable of managing, organizing and distributing this patient information to the point of care.
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
     Need for Vendor Neutral Content Management. As hospitals have upgraded from earlier generation PACS solutions, they have become acutely aware of the high cost associated with proprietary solutions. Hospitals are now actively seeking more standard solutions that preserve the clinical annotations, overlays, and key image markings in a manner that is portable for the future.
     Need for Outside Study Management. Hospitals seeking to increase referrals need tools that make it fast, easy, secure, and reliable to digitally transport imagery to other facilities over the Internet, edit demographic information, visualize the imagery, and interoperate with their existing hospital-based image management systems. Bi-directional communication of a patient study ensures that the full patient image record is available at multiple facilities. In the case of emergencies, timely reviews of the images may provide a diagnosis that avoids unnecessary transport of patients. If emergency patients are transported, they no longer have to wait for an image to be reduced to a physical copy. Instead, an electronic copy can be forwarded to another facility while they are in transit, thus reducing the time to care.
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
     We have designed our solutions to offer benefits to the following groups:

Group	Benefits from our Solutions

Administration	• Demonstrable return on investment
(CEO, CFO and COO)	• Better service to physicians
• Improved staff productivity
• Improved satisfaction of referring physicians
• Elimination of many routine, non-productive and non-clinical tasks

Information Technology	• Lower total cost of operation
(CIO and IT Department)	• Highly available, redundant and reliable
• Ease of integration with different clinical information systems
• Multi-site, standards-based integration
• Focused, high quality implementation services

Diagnostic Physicians	• Productivity gains
(Radiologists, Cardiologists)	• Multi-point access to visualization tools and images
• Efficient tools for collaboration with treating physicians
• Improved management of outside studies

Treating Physicians	• Availability of easy-to-use, specialty specific visualization tools
(Cardiologists, Surgeons, etc.)	• Faster turnaround of information for treatment planning
• Facilitation of collaborative analysis with diagnostic physicians
• Improved treatment planning

Group	Benefits from our Solutions

• Improved management of outside studies
• Robust integration with clinical information systems

Payor	• Ability to avoid duplicate exams through cross-enterprise access
• Ability to avoid unnecessary transports by leveraging remote diagnostics for triage
     Our solutions offer the following:
     Enterprise Content Management. Our solutions provide unified access to and storage of medical images created by digital imaging devices and related patient data across a single or multi-facility enterprise, whether from radiology, cardiology, orthopedics, or other departments. Our solutions catalog, archive and distribute these images through our software, combining centralized control over sensitive patient imaging records with increased availability to physicians and other authorized users in multiple medical specialties. Our solutions integrate with our customers’ existing clinical information and administrative systems, serving as the patient’s visual medical record repository, reducing the risk of billing errors, and lowering the average cost per exam through automation of complex and manual film-based imaging workflow.
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
     Specialty-Specific Clinical Applications. We have comprehensive suites of products to address digital clinical imaging and information management for radiology, cardiology, orthopedics, and mammography. We are focused on the development of enhancements and additional functionality to our existing advanced visualization and reporting software to further meet the needs of other clinical specialties.
     Management of Outside Studies. We have a robust solution to standardize and improve productivity for management of imaging studies from other facilities. Our solution enables outside facilities to perform direct DICOM transfers of encrypted studies to an Emageon OSG (outside study gateway) system in the receiving hospital. This OSG provides for quality control and demographic edits as well as auto-forwarding of the exam into the receiving hospital’s PACS. The OSG allows treating clinicians to rapidly review the images and provide annotations, measurements, and key images. Optionally, new exams or updated clinical information may be sent back to the originating hospital in order to maintain a complete digital image record.
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
     Our Product Offerings
     Our product offerings consist of the following:
     Enterprise Content Manager. Our Enterprise Content Manager solution provides unified access to and storage of medical images that are created across multiple imaging departments within a hospital. Whether for a single or multi-facility enterprise, and whether from radiology, cardiology, orthopedics, or other departments, all information comes together in one unified platform. Our enterprise class distributed architecture enables workflows across multiple sites and institutions, which provides access to a unified visual patient record. This solution catalogs, archives, and distributes these images, combining centralized control over sensitive patient imaging records with increased availability to physicians and other authorized users in multiple medical specialties. Our solution integrates with our customers’ existing clinical information and administrative systems, serving as the patient’s visual medical record repository.
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
     RadSuite. Our RadSuite solution consists of our suite of software tools for the advanced visualization and analysis of digital medical images, and for reporting by radiologists. Information is presented to radiologists using relevant multi-specialty tools through a dynamic user interface. Physicians can manipulate two-dimensional and three-dimensional image related content in a variety of ways including organization, rotation, inversion, magnification, and enhancement of images, and can manipulate, navigate within, and compare imaging exams in order to better visualize internal anatomic structure and pathology. We offer RadSuite Premium software to customers who need complex customization and RadSuite Express software as an aggressively priced solution for customers with standard workflows.
     HeartSuite. Our HeartSuite family of products is designed to provide a cardiology department with all of its information needs in one enterprise system with comprehensive solutions for adult, pediatric, and adult congenital cardiology programs. This solution includes HeartSuite VERICIS, HeartSuite Hemodynamics, and HeartSuite CardioIMS. VERICIS creates a complete digital record of images and reports for patients in the cardiac catheterization lab, echocardiography, including pediatric echocardiography, vascular ultrasound and nuclear cardiology. HeartSuite Hemodynamics integrates complete functionality for hemodynamics data collection, waveform analysis, inventory control, patient charging, and procedure reporting in a single system. CardioIMS integrates all clinical and operational information from multiple systems and locations into one system.

     Third-party Components. Our solutions typically include installation and implementation of platform components that we procure from third parties. We believe that providing third-party components helps us deliver a comprehensive solution that meets the needs of our customers. Some of the third-party components we provide include:
•	Servers. Our software and the database run on single server or a cluster of standard redundant servers.

•	Data Storage. We support industry standard storage configurations, including high availability redundant array of independent disks, or RAID, systems.

•	Backup/recovery. Our solution typically includes a tape library based backup and recovery system that provides backup for our database, configuration files, and digital medical images. We also offer an optional configuration with replicated content managers in two locations, enabling uninterrupted operation in the event of loss of one archive.

•	Workstations and Monitors. Customers typically implement our enterprise visualization software using standard personal computer workstations and high resolution monitors for visualization within the facility.

•	Database. Our software applications operate on Oracle database technology and other standard relational database applications.

•	Computed Radiography. We offer computed radiography devices manufactured by Carestream Health. Computed radiography devices convert analog X-ray images into digital images.

•	Advanced Three-Dimensional Analysis Tools. We offer Teracon as an option for advanced clinical applications and integrated analysis tools that complement our enterprise native visualization and workflow capabilities. Through the desktop integration of our respective products, physicians can access these advanced visualization and analysis tools and review the image data seamlessly without interrupting workflow.

•	Dictation. We offer a voice recognition dictation system from Lanier Worldwide for radiology reporting.

•	OrthoSuite. We offer a software toolset for orthopedic surgeons which is licensed from Orthocrat. Our integration with the system provides for seamless launch from our Enterprise Visualization software and storage of the images in our Enterprise Content Manager.

•	MammoSuite. We offer a mammography visualization and analysis solution from Cedara. Our integration with the system provides for seamless launch from our Enterprise Visualization software and storage of images in our Enterprise Content Manager.

•	RadSuite RIS. We offer a radiology information system (RIS) from Swearingen to complement our RadSuite visualization software for customers who desire to replace their current RIS solution.

•	HeartSuite ECG. We offer an ECG solution from Epiphany which provides seamless integration of ECG information with our HeartSuite VERICIS solution.

•	3D Ultrasound. We offer a 3D Ultrasound visualization and analysis package from TomTec to complement our HeartSuite VERICIS visualization software.

     Support Services
     We offer implementation, user adoption, and support services to meet the implementation and investment objectives of our customers. Our programs include the following components:
•	Adoption Success Management is our services program that facilitates rapid and complete adoption by all relevant constituents during the implementation phase, which typically lasts several months.

•	Continuous Success Management is an ongoing set of support services to ensure that our systems are highly available and optimally configured for users. Through continuous remote monitoring of our solution, we analyze system and user behaviors and, when appropriate, intervene and make the necessary adjustments to prevent anticipated problems from occurring. We provide standard twenty four hour service and support for our software and any third party components we provide to the customer.

•	Professional Services is our services program for managing custom engineering such as customized integrations with dictation systems, electronic medical record systems, radiology information solutions, and third-party PACS.

•	Migration Services is our offering to assist customers with migration of data from legacy PACS or hardware platforms to our software system. These services may include data cleansing services to ensure proper compliance with the DICOM standard.
Our Strategy
     Our goal is to become the industry leader in enterprise level information technology solutions for the content management, workflow, and visualization of digital medical images. Key elements of our strategy include:
     Expand Our Market Share by Attracting New Customers. We believe a full range of healthcare organizations, from imaging centers to multisite hospital systems, represent an underserved market for our solution. Our current base of installed facilities represents a small portion of the prospective customers for our solution. We are expanding our development efforts to build solutions that will allow us to pursue new customers. We also believe there are extensions to our current product offerings that will allow us to service data elements other than DICOM as well as provide a further enhanced platform for teleradiology services.
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
•	Increase Product Placement with Existing Multi-Facility Customers. As of December 31, 2008, we had customer relationships with multi-facility healthcare providers that control 287 hospitals. Our initial contracts with these customers often provide for implementation of the content management functions and sometimes the advanced visualization functions of our EVMS solution at only a portion of the facilities managed by the parent company. We believe there are opportunities to expand our installed base at facilities that are part of multi-facility systems in which we have a customer relationship with the parent company.

•	Cross Sell to Existing Customers. We are also in position to sell additional functionality to our existing customers, including enterprise content management, enterprise visualization, specialty specific clinical suites such as RadSuite, HeartSuite, OrthoSuite, and MammoSuite, and third-party applications and services that may not have been part of the initial sale. As follow on sales opportunities, we offer our advanced visualization software and other products and additional functionality to radiologists, cardiologists and other specialty groups within the organization.
     Enhance Our Product Offerings. We believe developing or acquiring additional functionality for our existing software, including improved advanced visualization suites of products for multiple specialties, will strengthen our position in the market. Further enhancements to our software and services should assist us in selling our solution to hospitals and multi—hospital systems and expanding our existing customer relationships. We also plan to invest further in workflow and integration software to further automate workflow for physicians and improve integration with reporting systems, quantitative and clinical analysis solutions, and clinical information systems, including electronic health record systems.
     Continue to Deliver Superior Implementation, User Adoption, and Customer Support Services. As a single source provider of enterprise visualization and image management solutions, we believe the quality of our implementation, user adoption, and support services helps to differentiate us from our competition. We expect to continue to provide our customers with the highest level of services available and to provide us with a base of recurring revenue. We believe delivering superior services will enable us to capture increased market share and enhance our existing customer relationships.
     Maintain Our Open Standards Focus. We believe our commitment to open standards lowers our development costs, lowers our customers’ total cost of ownership, improves speed and quality of our solution’s integration, and differentiates us from our competition. By designing our solution around open standards, we believe we maximize our solution’s integration with our customers’ clinical information technology systems and imaging devices, which reduces our customers’ total cost of ownership. We also believe our open standards model lowers the hardware costs associated with implementing our solution because it enables our customers to use relatively inexpensive hardware to visualize, analyze and manipulate images.
Our Technology
     We believe the following technologies and strategies help us to compete more effectively:
•	Native DICOM Compatibility. Our software conforms to the DICOM standard for medical image storage and workflow management. DICOM is an industry standard in medical imaging that defines the data elements, communication protocols, storage formats, and workflow methods associated with medical imaging data and processes. Our software stores and manages medical images using native DICOM communications, preserves the DICOM information associated with the image, and follows DICOM workflow methods. Using native DICOM communication means our solution does not require “translation” devices for converting the DICOM information into a proprietary storage format. We believe our commitment to DICOM as the underlying protocol for our software is a competitive advantage, delivering faster streaming, more efficient storage of the image, and the ability to integrate our software to new imaging devices.

•	Native DICOM-Toolkit. While DICOM is an industry standard protocol for medical image data management and storage, the software toolsets used to process, manage, and use DICOM information are generally unique to particular software vendors. We have developed and own a DICOM toolkit that we believe permits us to more rapidly integrate DICOM-based information into our software and believe that the ownership and continued development of our DICOM toolkit is a core technology strategy.

•	Commitment to the IHE Technical Framework. The Radiological Society of North America and the Healthcare Information Management Systems Society created the Integrated Healthcare Enterprise (IHE) technical framework. IHE is a protocol for the integration of DICOM image information and HL7 text based patient information. We believe our commitment to IHE helps to ensure that our software integrates seamlessly with HL7-based clinical and financial record information systems.

•	Compatibility with the OPEN GL Graphics Standard. Our enterprise visualization software performs sophisticated 3D rendering and other graphics intensive functions that provide physicians the ability to view 3D medical images for diagnosis and treatment planning. Our enterprise visualization software uses the OPEN GL graphics standard, which permits our customers to purchase relatively inexpensive personal computers and graphics hardware to perform sophisticated image analysis.

•	Component-Based Software Engineering. Our software architecture is based on a component based services model. Our software development framework supports common and domain specific components that can be plugged in while the system is operating. By building flexible, dynamic, reusable components, we gain flexibility to add functionality to and increase the reliability of our system because we can remedy problems at the component rather than at the entire application level.
Customers
     Our customers range in size from imaging centers to large, multi-facility healthcare networks. As of December 31, 2008, we had installed our EVMS solution in 249 hospitals or other healthcare facilities, 202 of which are members of multi-facility networks. At December 31, 2008, we had implemented our RadSuite advanced visualization solution in 72% of our current installed EVMS customer base. There are also 293 hospitals utilizing our HeartSuite solutions in their cardiology departments. Our largest customer is Ascension Health, the largest not-for-profit hospital in the United States.
     Contracted implementations for Ascension Health constituted 14% of our contracted backlog as of December 31, 2008, compared to 22% as of December 31, 2007.
Sales and Marketing
     We use a direct sales model, with sales representatives who have substantial experience in healthcare related direct sales. Our sales representatives undergo rigorous training in our products as well as the needs of each constituent group within our potential customers. During our sales cycle for a typical customer we might, at various times, present to the Chief Information Officer, the Director of Radiology or Cardiology, the Chief Financial Officer, the Chief Medical Officer, the Chief Operating Officer, the Chief Executive Officer, and several key physicians. Each of these constituencies may have different priorities and evaluation criteria, and our direct sales representatives must be capable of presenting a compelling business case to each.
     Our sales representatives are supported by our sales support and marketing communications team, which provides technical, demonstration, lead generation, market development and proposal assistance.
Research and Development
     As of December 31, 2008, we had 63 employees who were primarily dedicated to research and development activities. In addition to our employees, we also utilize outside contractors on a routine basis to perform specified research and development activities, and we utilize clinical advisory boards and end-user focus groups to advise us on the clinical functionality of our solutions. We have focused our research and development on the continued evolution of an enterprise-class medical image management solution including, specifically:
•	improving physician and technologist workflow and productivity;

•	expanding content management to cover medical documents beyond DICOM data;

•	expanding content management to service communities;

•	integrating with other information systems and acquisition devices;

•	developing and refining visualization capabilities including new 3D and analysis applications;

•	developing integrated reporting solutions for cardiology and radiology; and

•	extending imaging tools to referring physicians in multiple specialties.
     We follow a formal product development process and employ dedicated product development personnel. Under our formal product development process, internal and customer requests for added features or functionality are forwarded to our product management team. This team evaluates and prioritizes these potential product enhancements taking into account expected costs, anticipated value to the customer, regulatory requirements, timing, and resource availability. After these enhancements are approved, our engineering team develops them and subjects them to quality testing and documentation requirements before we make them generally available to our customers.
     We invested $18.4 million, $18.5 million, and $13.9 million in research and development in 2008, 2007, and 2006, respectively.
Competition
     The markets for the digital medical image management and visualization systems that we offer are highly competitive. We compete with companies that fall into four primary categories:
•	companies that manufacture and sell digital imaging devices such as GE Healthcare, Siemens Medical Solutions, and Philips Medical Systems, who may integrate some of the functionality provided by our products into their equipment or bundle it with the equipment sale;

•	companies that have traditionally sold imaging films such as Carestream Health, Inc., Agfa, and Fujifilm Medical Systems USA, Inc.;

•	companies that have traditionally sold healthcare information technology applications such as McKesson Corp.; and

•	a number of smaller companies that sell department level PACS or specialty visualization tools.
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
     Our ability to compete successfully depends on a number of factors both within and outside our control, including:
•	product innovation, regulatory decisions, product quality and performance;

•	customer service and support;

•	the experience of our sales, marketing, and service professionals;

•	rapid development of new products and features;

•	price, product and policy decisions announced by competitors; and

•	adequate financial and other resources.

Intellectual Property
     We rely generally on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements, and other protective measures to protect intellectual property rights pertaining to all of our software technology. In addition, we have filed patent applications to protect certain aspects of our software technology. To date, four U.S. patents have been issued.
     In the U.S., Europe, and Japan, we have patents and a patent application generally related to DICOM-type image transmission and, in particular, to methods and apparatus for streaming DICOM-type images via a network.
     We have device and method patents related to improved quantitative coronary artery analysis that have issued in the U.S. and Canada. These patents, while enforceable, have limited use in our current product offerings and product development efforts.
     We have an exclusive, worldwide, royalty-bearing license from the UAB Research Foundation of the University of Alabama at Birmingham for certain technology used in our Clinical Content Management software.
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
     Emageon®, Camtronics®, Heartsuite, VERICIS®, CardioIMS, EchoIMS, Ultravisual®, Enterprise Visual Medical System, EVMS, Mammosuite, I-Readmammo, Enterprise Body Transparency, Studynotes, and our logo are our trademarks or service marks. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.
Employees
     As of December 31, 2008, we had 306 employees, 63 of whom were primarily engaged in research and development, 58 of whom were primarily engaged in sales and marketing, 138 of whom were primarily engaged in providing technical installation and support services, and 47 of whom were primarily engaged in administration and finance. With respect to location, 90 of these employees are located at our corporate headquarters in Birmingham, Alabama; 132 of these employees are located at our offices in Hartland, Wisconsin; 19 of these employees are located at our office in Ottawa, Ontario, Canada; and the remainder of our employees are located at customer locations or in regional sales and support locations. None of our employees is a party to a collective bargaining agreement, and we consider our relationship with our employees to be good.
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

     The FDA cleared 1) EVMS visualization and infrastructure tools, 2) the radiology PACS, 3) Heartsuite cardiovascular tools, 4) VERICIS hardware and software, 5) the cardiology PACS, and 6) Heartsuite Hemodynamics (formerly known as Physiolog), the hemodynamic measurement recording software, through the 510(k) notification process. We have applied, and will continue to apply, for 510(k) clearance for additional clinical uses of our devices. Clearance under the 510(k) process typically takes 90 days to over a year from the date of a complete filing, depending on the number of questions the FDA has concerning the submission. Some applications may never receive clearance because the FDA raises safety issues or requests additional data that may not be economical to produce. Therefore, there is the risk that FDA clearance for any of our future devices, or for further clinical uses of our existing devices, may be delayed or not cleared. There is also the risk that FDA clearance, once received, may contain more restrictive conditions of use than we would like. Moreover, the FDA is always free to subsequently withdraw any clearance previously granted.
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
     Health Canada. Our radiology and cardiology EVMS and hemodynamic measurement recording software products are medical devices subject to extensive regulation by the Medical Devices Bureau of the Therapeutic Products Directorate, or TPD, Health Canada. Health Canada is the Canadian federal regulator responsible for licensing medical devices in accordance with the Food and Drugs Act and Regulations and the Medical Devices Regulations. The TPD applies the Food and Drug Regulations and the Medical Devices Regulations under the authority of the Food and Drugs Act to ensure that the pharmaceutical drugs and medical devices offered for sale in Canada are safe, effective and of high quality. Each device that we wish to distribute commercially in Canada, unless otherwise exempt, requires attainment of the appropriate type of medical device license prior to commercial distribution.
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
     Government Reimbursement. Our customer base consists of health care providers, all of whom are subject to regulation by a number of governmental agencies, including those which administer Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government health care programs and changes in reimbursement. During recent years, there have been numerous federal legislative and administrative actions that have affected the Medicare and Medicaid programs, including past adjustments that have reduced payments to hospitals and other health care providers. For example, in an effort to curb its increasing costs associated with diagnostic imaging, the federal government has implemented a percentage reduction applicable to a certain component (i.e., the technical component) of reimbursement for combined diagnostic imaging services under specified circumstances. It is likely that the federal government will consider and could implement future reductions in Medicare reimbursement or other changes that adversely affect our health care customer base. Any such changes could adversely affect our own financial condition by reducing the capital expenditure budgets of our customers.
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

•	State Law. Various states have enacted equivalents of the foregoing federal statutory and regulatory provisions. These state law equivalents would apply to items or services reimbursed by any third—party payor, including commercial payors. Many of these laws vary significantly from state to state, rendering compliance a costly and uncertain endeavor.
Available Information
     Our internet website address is www.emageon.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the SEC.
ITEM 1A. RISK FACTORS
     Our business involves various risks and uncertainties, some of which are discussed in this section. The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10—K and the other documents and materials we file with the SEC, as well as news releases and other information we may publicly disseminate from time to time. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business. Any of the following risks or uncertainties that develop into actual events could have a materially adverse effect on our business, financial condition, or results of operations, or on the market price of our common stock.
     Changes in our primary market for PACS radiology systems have resulted in a significant decline in PACS radiology system sales orders.
     Our historical primary market for sales of our PACS radiology systems — large hospitals and large hospital networks — entered a mature phase in 2007, resulting in a shift of demand from new systems to replacement of existing legacy systems. This shift in market demand has lengthened the sales cycle for our PACS radiology systems. In addition, replacing a legacy system offers less potential return on investment as compared to installing a new system, and return on investment has historically been a significant motivating factor for large hospitals and large hospital networks to purchase our PACS radiology systems. These factors resulted in a significant decline in demand for our PACS radiology systems, and sales of those systems, in 2007 and 2008. We expect these conditions in the large system radiology market and, consequently, the decline in our PACS radiology system sales, to continue at least into 2010, which could have an adverse impact on our revenue and financial condition.
     Our business is subject to the cyclical nature of our industry and changes in consumer confidence and in economic and market conditions in general. Adverse changes with respect to these factors may reduce demand for our products, lower our revenues, and affect our financial condition.
     Our industry is cyclical in nature and is affected by changes in consumer confidence and in economic and market conditions in general, and by other factors that are beyond our control. The current global financial crisis and disruption in domestic and international capital and credit markets has caused significant erosion in consumer confidence. These factors have a strong effect on sales of our software and related services. As a result, the overall demand for our products and services has been materially and negatively affected, and the level of future sales of our products and services is uncertain. A prolonged economic downturn, and slow or negative growth in the domestic and global economy, may continue to have a material adverse effect on our business, financial condition and results of operations for the foreseeable future.
     The ability of our customers to purchase and to pay for our products and services is affected by the availability of capital and access to credit.
     The ability of our customers to purchase our products and services is affected by the availability of capital and credit to them. Because the purchase of our software solutions involves a significant financial commitment by a customer, financial pressures that adversely affect overall spending on healthcare information technology and services could have an adverse effect on demand for our products and services. Recent volatility and disruption in the capital and credit markets has decreased the availability of liquidity and credit capacity for certain of our customers. Moreover, many hospitals and healthcare networks rely in part on donations and investment earnings, and are experiencing significant reductions in donations and substantial investment losses rather than gains. This reduced availability of capital and credit has caused many customers to reduce their information technology spending, which has negatively impacted sales for our products and services.
     Volatility in the capital and credit markets also may impair the ability of our customers to pay for our software and services for which they have already contracted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. If our customers are unable to access capital or credit, it could materially and adversely affect their ability to pay for our products and services and, as a result, could negatively affect our business and operating results.
     If we are unable to develop new products, or if we are unable to upgrade the performance, features, and reliability of our existing products, our business and operating results could be adversely affected.
     Our future success depends upon, among other things, our ability to develop and introduce “next generation” software, new software products and upgrades, and enhancements to existing software products on a timely basis. The development and introduction of new software and software upgrades is a complex process that involves a significant commitment of time and resources. Both new products and upgrades can require long development and testing periods, and are subject to a number of risks and challenges including effectively managing the length of the development cycle and extending the operation of the software products to new platforms and operating systems. In addition, we may seek to release next generation software products in conjunction with the replacement by customers of existing software systems, but if we miss a key selling period for any reason, including product development delays, our sales will suffer disproportionately. If we are unable to develop new and next generation software products or to enhance and improve our existing software products in a timely manner, or to position and/or price those products to meet market and customer demand, customers may not buy or renew software licenses, and our business and operating results could be adversely affected.
     If the merger contemplated by the Agreement and Plan of Merger entered into on February 23, 2009 with AMICAS, Inc. and AMICAS Acquisition Corp. does not occur, it could have a material adverse effect on our business, results of operations, and financial condition.
     On February 23, 2009, we entered into an Agreement and Plan of Merger with AMICAS, Inc. and AMICAS Acquisition Corp., a wholly owned subsidiary of AMICAS. Under the terms of this merger agreement, AMICAS and AMICAS Acquisition Corp. have commenced a tender offer to purchase all outstanding shares of our common stock at a price of $1.82 per share in cash. The tender offer is conditioned upon, among other things, at least a majority of our outstanding shares being tendered. Assuming that the tender offer is successful, the merger agreement provides that the tender offer will be followed by the merger of AMICAS Acquisition Corp. with and into Emageon. The tender offer commenced on March 5, 2009 and the merger is expected to be completed in the second quarter of 2009.
     However, we cannot predict whether the closing conditions for the tender offer set forth in the merger agreement will be satisfied, and the transactions contemplated by the merger agreement may be delayed or even abandoned before completion if certain events occur. The merger agreement may be terminated by us, on one hand, or AMICAS, on the other hand, under certain circumstances, and termination of the merger agreement may require us to pay a break-up fee of $1.6 million to AMICAS. In addition, on March 13, 2009, a putative shareholder class action lawsuit was filed against us and members of our board in the Circuit Court of Jefferson County, Alabama. The action, which is described in greater detail under Item 3 of this Annual Report on Form 10-K, alleges, among other things, breaches of fiduciary duty by the members of our board and seeks, among other things, to enjoin the acquisition of Emageon by AMICAS. While we believe that the allegations are entirely without merit, even a meritless lawsuit may carry with it potential to delay consummation of the tender offer and merger.
     Until the closing of the tender offer and merger, it is possible that the focus of our management team may be diverted, and that there may be a negative reaction to the tender offer and merger on the part of our customers, employees, suppliers, or other third-party relationships. In addition, if the closing conditions for the tender offer set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline, (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and banking fees, and (iii) we may experience substantial disruption in our sales, research and development, and operating activities, and the loss of key personnel, customers, suppliers and other third-party relationships, any of which could materially and adversely affect us and our business, operating results and financial condition.

     Our prolonged investigation of strategic alternatives and the terms and conditions of our merger agreements with Health Systems Solutions and AMICAS have had and may continue to have adverse effects on our customers, personnel and other relationships as well as our operations and financial condition.
     In April 2007 we began an investigation of strategic alternatives aimed at identifying and evaluating available strategic alternatives, including potential divestitures or a sale of Emageon. As a result of this process, we entered into an Agreement and Plan of Merger with Health Systems Solutions, Inc. in October 2008 that contained, among other things, certain restrictions on the conduct of our business between the signing of the agreement and the closing of the acquisition. That agreement was terminated in February 2009 due to Health Systems Solutions’ failure to receive all necessary financing on or before the designated closing date. Subsequently, in February 2009, we entered into an Agreement and Plan of Merger with AMICAS, Inc., pursuant to which AMICAS commenced a tender offer for all outstanding shares of our common stock. The agreement with AMICAS contains similar restrictions on the conduct of our business before the closing of the acquisition.
      The pendency of our strategic alternatives process and the restrictions on our business imposed by these merger agreements have had a significant effect on the day-to-day conduct of our business. For example, in some cases our customers have reacted negatively to perceived uncertainties as to our future direction and strategy in light of, among other things, the prolonged nature of the strategic alternatives process and the restrictions placed on the operation of our business by these merger agreements. In addition, this process and the restrictions on our business have at times diverted certain of our management resources. We expect these effects to continue, and they could have a material and adverse effect on our operating results and financial condition.
     The termination of our merger agreement with Health Systems Solutions may have a material adverse effect on our business, results of operations, and financial condition.
     We entered into an Agreement and Plan of Merger with Health Systems Solutions, Inc. in October 2008, which was subsequently amended in December 2008. On February 12, 2009, we terminated the merger agreement due to Health Systems Solutions’ failure to receive all necessary financing on or before the designated closing date of February 11, 2009. We incurred significant transaction costs and expenses in connection with the proposed merger transaction, and following the public announcement of the termination of the merger agreement, our stock price declined substantially. Even though we recently entered into an Agreement and Plan of Merger with AMICAS, Inc., we cannot assure you that we will not continue to experience negative reactions from the financial markets, our stockholders and other constituencies as a result of the termination of the proposed merger transaction with Health Systems Solutions.
     In addition, the $9 million in escrowed funds that we received in connection with the termination of the Health Systems Solutions merger agreement were provided to Health Systems Solutions by Stanford International Bank Limited, its majority stockholder. Because of charges against, and ongoing investigations of, Stanford International Bank by the SEC and other federal agencies, all or a portion of those funds could become the subject of a claim or other proceeding. If we are required to surrender these funds, or are otherwise involved in any proceedings with respect thereto, it could have a material adverse effect on our business, results of operations or financial condition.
     We depend on highly specialized personnel, and the loss of, or failure to identify, hire, motivate and retain these highly specialized personnel could adversely affect our ability to manage our business.
     Our future success depends in part on our continuing ability to identify, hire, develop, motivate and retain highly specialized personnel for technical and sales positions within our organization. For example, when hiring an advanced visualization software engineer, we generally seek individuals with advanced post-graduate degrees in specialized fields. We also must identify experienced candidates for sales positions who can effectively communicate the cost, clinical, and information technology benefits of our products to multiple constituents at our target customers. Our competitors, employers in other industries, academic institutions, and governmental entities and organizations also often seek persons with similar qualifications. In addition, the uncertainties resulting from the pendency of our strategic alternatives process and our merger agreements with AMICAS and Health Systems Solutions have made it difficult to retain certain of our key personnel. As a result, we may not be able to identify and hire new personnel in a timely manner, and may not be able to motivate and retain our existing personnel. If we are unable to do so, it could significantly impact our ability to execute our strategy and manage our business.
     We may not be able to raise additional capital on acceptable terms to fund our operations, which could adversely affect our business.
     We expect our cash resources, future cash flows, and amounts available, if any, under our line of credit to be sufficient to meet our working capital and capital expenditure needs for the next twelve months. If our cash resources are not sufficient to meet our future cash requirements, we may need to raise additional funds through public or private debt or equity financings, the sale of assets, or other arrangements. Alternatively, we may be required to limit growth or curtail operations to levels consistent with the constraints imposed by available cash and cash flow.
     The ability to raise additional funds or obtain additional financing is limited by the tightening of the global credit markets and may be further limited by the substantial decline in our stock price over the past two years. In addition, there can be no assurance that any reductions in planned expenditures or in operations would be sufficient to cover any shortfalls in available cash. If our cash resources are inadequate and we are unable to identify additional sources of capital on acceptable terms, or to scale back our operations and expenditures to an appropriate level, our ability to successfully operate our business could be adversely affected.
     Recent modifications may make it difficult to access our line of credit.
     As of September 30 and December 31, 2008, we were in default under our existing line of credit agreement by failing to meet the tangible net worth requirement thereunder. On November 10, 2008 and March 24, 2009, respectively, we agreed to modifications of the line of credit agreement in which the bank waived our defaults. Pursuant to the modifications, future advances under the agreement, if any, will be conditioned on our being in compliance with certain financial covenants under the agreement, including the minimum tangible net worth requirement, as of the end of the preceding calendar quarter, otherwise being in compliance with the terms of the agreement, and delivering a compliance certificate, signed by our Chief Financial Officer, certifying our compliance with these conditions. There can be no assurance that we will be in compliance with these covenants, including the minimum tangible net worth covenant, as of the end of any future calendar quarter, or at such time, if any, as we determine to make a request for an advance under the agreement.
     We have incurred substantial operating losses in the past.
     We have incurred substantial operating losses in each fiscal year since our inception in December 1998, and it is possible that we will continue to incur operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $106.8 million at December 31, 2008. If our revenue does not grow to offset our expenses or if our operating expenses exceed our expectations, we may not be profitable and may incur substantial additional operating losses. Our ability to achieve and maintain annual profitability will depend on, among other things, our ability to market successfully our solution, create new product offerings and product upgrades, respond to competitive developments, and attract and retain qualified sales, technical, and management employees. Even if we achieve profitability, we may not be able to maintain profitable operations on an annual basis.
     Our products are complex and are operated in a wide variety of network configurations, which could result in errors or product failures.
     Because our software is complex, undetected errors, failures or bugs may occur when we first introduce our products or when we release new versions. As we develop product enhancements, extensions and upgrades, the complexity of our software may increase. Our products often are installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, any of which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. In the past, we have encountered failures in certain of our product offerings after their installation, and we have been required to expend significant resources to repair the problem and sustain the customer relationship. Despite testing by us and by others, errors, failures, or bugs may not be found in new products or releases until after general release. The occurrence or existence of such errors, failures, or bugs in our products could result in negative publicity, contract cancellations, loss of or delay in market acceptance, or claims by customers or others. In addition, if an actual or perceived breach of network security occurs in one of our customers’ medical image storage systems, regardless of whether the breach is attributable to our solution, the market perception of our products and services could be harmed.
     We may not be able to respond to changes in our industry, competitive technologies, changes in customer requirements, or evolving industry standards, which would result in reduced revenue and profit margins.
     Because our industry is subject to rapid technological change, we must constantly monitor changes in industry standards, customer requirements, and other matters. Although we endeavor to support emerging industry standards, we cannot assure you that we will be able to conform to future evolving standards in a timely fashion, or that such conformity, if achieved, will benefit our competitive position in the market. In anticipation of new product introductions by us or our competitors, customers could refrain from purchasing our existing products. New products could render certain of our existing products obsolete, or we may fail to develop product enhancements or new products that are accepted by our customers. Furthermore, as the market for our solution matures, we may be subject to pricing pressures, and our revenues and profits may decline. Any of these events could delay or prevent our customers from acquiring our solution or require us to reduce the price of our solution, either of which could lead to a decrease in revenue and profit margins.
     The loss of Ascension Health or other major customers could materially and adversely affect our results of operations and financial condition because portions of our future revenues are tied to continuing relationships with significant customers.
     We have historically depended on a small number of customers for a substantial portion of our sales, and we are dependent on Ascension Health for a large portion of the revenue to come from our contracted backlog. Contracted future revenue from Ascension Health was approximately $18.0 million, or 14%, of our contracted backlog at December 31, 2008. In addition, our future revenue and growth significantly depend on our ability to sell add-on functionality and new products to existing multi-facility customers such as Ascension Health. As a result, the loss of Ascension Health or any other major customers or their failure to renew maintenance and support agreements with us could have a material adverse effect on our revenue and operating results.
     We are dependent on our senior executive management, and the loss of any member of senior executive management may prevent us from managing and growing our business effectively.
     Our success depends largely on the continued service of our senior executive management, including Charles A. Jett, Jr., our President and Chief Executive Officer; John Wilhoite, our Chief Financial Officer, Secretary and Treasurer; and Keith Stahlhut, our Chief Operating Officer (Interim) and Senior Vice President, Sales. We have entered into executive employment agreements with these and other key members of senior executive management. Terms of the employment agreements with Mr. Jett, Mr. Wilhoite, and Mr. Stahlhut are two years, one year, and six months, respectively, with automatic renewal on a day-to-day basis thereafter unless we or they give notice to stop the automatic renewal. The loss of any of our senior executive officers could have an adverse impact on our ability to manage and grow our business effectively. We cannot assure you that in such an event we would be able to replace any member of senior executive management in a timely manner, or at all, on acceptable terms.
     Our industry includes many large companies that have significantly greater resources and other competitive advantages, and we may not be able to compete successfully against these competitors.
     We compete with large, well—capitalized, multinational corporations such as GE Healthcare, Siemens Medical Solutions, McKesson Corp., and Philips Medical Systems. These competitors have significantly greater brand recognition and more established distribution networks and relationships with health care providers. As our market grows, it may attract other competitors with substantial resources, such as large information technology, or IT, integration companies. Because of their greater resources, many of our existing or potential competitors can respond more quickly to new or emerging technologies or product lines and changes in customer requirements. These companies may also be able to invest more resources in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation, and they can also finance capital equipment sales for their customers. In addition, some of our competitors bundle their image management software products with their sales of digital imaging devices at little or no extra cost. This practice may limit our opportunity to compete for customers who are also purchasing these devices. Our ability to market and sell our solution successfully to prospective customers depends, in part, on persuading these customers to separate the purchase of digital imaging devices from the selection and purchase of related software and services. Because we may not have the financial resources, technical expertise, marketing, distribution and support capabilities of our competitors, we may not be able to compete successfully against our current and future competitors.
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
     Substantial intellectual property litigation and threats of litigation exist in our industry. We have been subject to third-party infringement claims, and expect that digital image visualization software, image management software, and open source software products will continue to be subject to third-party infringement or other claims as the number of competitors grows and the functionality of products increases. Any claims, with or without merit, could have the following negative consequences:
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
     Our advanced visualization software products are subject to FDA regulation of medical devices. Medical devices are a highly regulated class of products. The FDA regulates the development, testing, manufacturing, labeling, promotion, and record—keeping procedures for medical devices, including imaging software and systems. The process of obtaining FDA marketing clearance for new products and new applications for existing products can be time consuming and expensive. The FDA has granted us marketing clearance, pursuant to the 510(k) pre—market notification process, for our currently marketed uses of our advanced visualization tools. Before we can market other clinical uses of our advanced visualization tools, generally we must seek 510(k) clearance for the additional clinical uses. We cannot assure you that the FDA will grant clearance for future uses of our advanced visualization tools, that such clearance will be broad enough to allow all the requested new uses, that such clearance will not be delayed, or that once clearance is obtained, it will not be necessary for us or the FDA to recall one or more of our products. Also, the FDA may not grant clearance with respect to our future products or enhancements, or future FDA reviews may involve delays that could adversely affect our ability to market such future products or enhancements. Moreover, our future products or enhancements may be subject to the FDA’s more lengthy and expensive pre-market approval process if we are unable to demonstrate that such products and enhancements meet the FDA’s requirements regarding similarity to pre—existing approved devices.
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
     We do not deliver health care services directly to patients, control health care referrals, or submit claims to or otherwise bill Medicare, Medicaid, or any other third—party payors. However, we have engaged certain physicians to serve as consultants on our behalf, entered into service agreements and license agreements with health care entities, and had certain of our products evaluated at health care facilities. Relationships between medical device companies and physician consultants have been under increasing scrutiny by the government. Because of the breadth of many health care laws and regulations, and their potential impact on our customers, we cannot assure you that such laws and regulations will not apply to our business, either directly or indirectly. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include the following:
•	The Federal Anti—Kickback Statute prohibits the exchange of anything of value with the intent to encourage utilization of services payable under a federal health care program. Courts have construed this statute as being implicated even when only one of the purposes of one of the parties is to encourage patient referrals or other federal health care business, even if legitimate purposes also exist for the arrangement.

•	The Federal Ethics in Patient Referrals Act, known as the Stark Law, prohibits (absent an applicable Stark exception) referrals for designated health services reimbursable under Medicare or Medicaid by a physician to an entity with which the physician, or an immediate family member, has a financial relationship.

•	The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, has increased the scope of federal fraud and abuse laws by applying them to prohibit fraudulent conduct in connection with any health care benefit program, not only federal health care programs. Although we are not a covered entity that is directly subject to liability under the HIPAA privacy and security standards, we could be impacted by such regulations through contractual relations with those of our customer base who are covered entities.

•	State law equivalents of each of the above federal laws, such as anti-kickback, self-referral, and false claims laws, may apply to items or services reimbursed by any third-party payor (including commercial insurers). State laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA (thus complicating compliance efforts) and some of which may apply to us directly, may also affect our operations.
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
          We rely on a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. In addition, we have filed patent applications to protect certain aspects of our software technology. We cannot assure you that these patent applications will result in patents being issued in the U.S., Europe, or Japan, or that such patents will be issued in a form that will be advantageous to us. Even if we obtain such patents, they may be challenged, invalidated, or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Additionally, because we use or include open source software, which is not proprietary, in the components of some of our products, our competitors may freely use such open source software, and in certain circumstances may freely use such components. This could harm our competitive position, decrease our market share or otherwise harm our business.
     The prosecution and enforcement of copyrights and patents relating to components licensed or sold to us by third parties is not within our control, and without these components, we may be unable to provide our solution or maintain our technological advantage. If the third—party suppliers of components used by us fail to protect their patents or copyrights or if these components are found to infringe on the rights of another party, the functionality of our products could suffer, and our ability to bring new and existing products to market could be delayed or even prohibited.
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
     Delaware law and certain anti—takeover provisions of our corporate documents could delay or prevent a third party from acquiring us or a change in control even if it would benefit our stockholders.
     Our amended and restated certificate of incorporation and bylaws contain a number of provisions that may delay, deter, or inhibit a future acquisition or change in control that is not first approved by our board of directors. This could occur even if our stockholders receive an attractive offer for their shares or if a substantial number, or even a majority, of our stockholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain approval from our board of directors prior to pursuing a transaction. Provisions that could delay, deter, or inhibit a future acquisition or change in control include the following:
•	our board of directors may issue 200,000 shares of blank check preferred stock without stockholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquiror;

•	our board of directors is comprised of classes of directors with staggered, three—year terms so that only a portion of our directors is subject to election at each annual meeting;

•	our board of directors can amend our bylaws without stockholder approval;

•	stockholders cannot call special meetings of stockholders;

•	stockholders cannot act by written consent;

•	stockholders must give advance notice to nominate directors for election or to submit proposals at stockholder meetings;

•	we may be obligated to make payments under executive employment agreements in the event of a change in control; and

•	some Delaware statutes restrict or prohibit certain transactions with affiliated or interested parties and permit the adoption of “poison pills” without stockholder approval.
     These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline. In addition, these provisions may also entrench our management by preventing or frustrating any attempt by our stockholders to replace or remove our current management.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Our principal offices occupy approximately 43,500 square feet of leased office space in Birmingham, Alabama, under a lease that expires in March 2010, and 79,500 square feet of owned office and manufacturing space, including approximately 13 acres of land, in Hartland, Wisconsin. We also maintain a customer support facility consisting of approximately 6,000 square feet of leased office space located in Ottawa, Ontario, under a lease that expires in January 2014; a research and development facility consisting of approximately 2,000 square feet of leased office space in Winter Park, Florida, under a lease that expires in October 2010; and a research and development facility consisting of approximately 2,400 square feet of leased office space located in Hartland, Wisconsin, under a lease expiring in April 2010. We believe our current facilities are adequate for our current needs.
     During the third quarter of 2006 we, as part of the integration of the operations of Camtronics Medical Systems, Ltd. (“Camtronics”), which we acquired in November 2005, vacated a leased facility and combined the operations formerly at that facility with another existing facility. In connection with that action, we identified and recorded a liability arising from the continued lease obligation, which extends through January, 2013. That liability was $0.5 million at December 31, 2008 ($0.6 million at December 31, 2007) and is included in our balance sheet in other long—term liabilities. The facility has been subleased to another entity.
ITEM 3. LEGAL PROCEEDINGS
     On November 21, 2008, Hospital Systems Corporation, or HSC, filed a Second Amended Complaint in the United States District Court for the Eastern District of Texas adding Emageon and multiple other companies as defendants to a patent infringement lawsuit first filed by HSC in September, 2007. HSC seeks unspecified damages as well as injunctive relief from each defendant for alleged infringement of two patents related to picture archiving and communications systems. Specifically, HSC has alleged that the Company’s RadSuite and related products infringe upon HSC’s patents. We answered the complaint in January, 2009, among other things denying any infringement, and discovery between HSC and the Company has not yet begun. We intend to vigorously defend ourselves in these proceedings.
     On March 13, 2009, a putative shareholder class action lawsuit was filed against us and the members of our board of directors in the Circuit Court of Jefferson County, Alabama (Case No. 01-CV-2009-900927.00). The action, styled Philip Fishman v. Emageon, Inc., et. al., alleges, among other things, that the members of our board violated their fiduciary duties by failing to maximize value for our stockholders when negotiating and entering into our merger agreement with AMICAS. The complaint also alleges that Emageon aided and abetted those purported breaches. The plaintiff seeks, among other things, to enjoin the acquisition of Emageon by AMICAS or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved. The plaintiff also has made motions for expedited proceedings and discovery. We believe that the allegations of the plaintiff’s complaint are entirely without merit, and we and our board intend to vigorously defend this action. A similar lawsuit was filed by the plaintiff in the Superior Court Department, Suffolk County, Massachusetts, with AMICAS as an additional defendant, but that lawsuit was withdrawn by the plaintiff without prejudice on March 16, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A special meeting of our stockholders was held on December 17, 2008, at 9:00 AM local time, at 1200 Corporate Drive, Suite 200, Birmingham, Alabama, for the following purposes:
     1) to consider and vote upon the adoption of the Agreement and Plan of Merger, dated October 13, 2008, by and among the Company, Health Systems Solutions, Inc., and HSS Acquisition Corp. (“Proposal One”); and
     2) to consider and vote upon any proposal to adjourn the special meeting to a later date, if necessary or appropriate, to solicit additional proxies if there were insufficient votes in favor of the foregoing proposal (“Proposal Two”).
     The following votes were cast at the special meeting:

	Votes For	Votes Against	Abstentions
Proposal One	17,896,906	166,034	25,233
Proposal Two	17,553,472	505,757	28,944
     On February 12, 2009, we terminated the merger agreement with Health Systems Solutions and HSS Acquisition Corp. as a result of the failure by Health Systems Solutions to receive all necessary financing on or before the designated closing date of February 11, 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
     Our common stock began trading on the NASDAQ Global Market under the symbol “EMAG” on February 9, 2005. Prior to such date, there was no established public trading market for our common stock. As of March 6, 2009, the 21,449,718 outstanding shares of our common stock were held by 75 holders of record. The closing price per share of our common stock on the NASDAQ Global Market on March 6, 2009 was $1.79.
     The following table presents the range of share prices for each quarter in the two year period ended December 31, 2008:

2008 Quarter Ended	High	Low
March 31, 2008	$4.05	$1.87
June 30, 2008	2.91	2.06
September 30, 2008	2.55	1.80
December 31, 2008	$2.74	$0.89

2007 Quarter Ended	High	Low
March 31, 2007	$15.58	$9.75
June 30, 2007	11.89	7.42
September 30, 2007	10.25	7.90
December 31, 2007	$8.66	$3.08
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
     Since the initial public offering of our stock and through December 31, 2008, we have spent approximately $14.6 million of such net proceeds on capital purchases, substantially all of which was spent on purchases of equipment, and an additional $40.4 million of the net offering proceeds to acquire all of the outstanding stock of Camtronics Medical Systems, Ltd. on November 1, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We did not repurchase any shares of our common stock during the twelve-month period ended December 31, 2008.
Stock Performance Graph
     The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the Hemscott Business Software and Services Index (the Hemscott Group Index) over the period February 9, 2005 (the first trading date of our common stock) through December 31, 2008. The graph assumes $100 invested at February 9, 2005 in our common stock and in each of the market indices, with reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG EMAGEON INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON FEB. 9, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	2/9/05	6/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/31/07	6/30/08	12/31/08
EMAGEON INC.	100.00	107.62	122.31	112.23	118.15	69.38	31.00	16.54	14.23
HEMSCOTT GROUP INDEX	100.00	99.98	108.04	114.28	127.86	137.80	134.68	120.36	89.98
NASDAQ MARKET INDEX	100.00	100.49	107.95	106.88	119.14	128.54	130.99	112.98	77.69

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following consolidated statements of operations data for the years ended December 31, 2006, 2007 and 2008 and consolidated balance sheet data as of December 31, 2007 and 2008 are derived from our audited consolidated financial statements and related notes contained elsewhere in this document. The consolidated statements of operations data for the years ended December 31, 2004 and 2005 and the balance sheet data as of December 31, 2004, 2005 and 2006 are derived from our audited consolidated financial statements that do not appear in this filing. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. Historical results are not necessarily indicative of the results to be expected for any future period. Amounts are expressed in thousands, except per share data.

	Year Ended December 31,
	2004	2005	2006	2007	2008

Consolidated Statements of Operations Data(1)(2):
Revenue:
System sales	$33,441	$50,041	$75,340	$51,140	$19,920
Support services	13,059	25,023	48,165	53,485	49,408

Total revenue	46,500	75,064	123,505	104,625	69,328

Cost of revenue:
System sales	21,452	28,316	43,333	28,551	14,740
Support services	11,426	15,921	27,772	29,469	24,352

Total cost of revenue	32,878	44,237	71,105	58,020	39,092

Gross profit	13,622	30,827	52,400	46,605	30,236

Operating expenses:
Research and development	6,197	11,652	13,927	18,529	18,408
Sales and marketing	9,377	12,238	18,459	18,285	14,128
General and administrative	7,498	10,945	17,028	13,430	11,944
Amortization and write-off of intangible assets	—	993	3,540	1,381	22,958

Other operating expenses	—	244	5,806	2,874	5,547

Total operating expenses	23,072	36,072	58,760	54,499	72,985

Operating loss	(9,450)	(5,245)	(6,360)	(7,894)	(42,749)
Interest (expense) income, net	(1,022)	248	328	809	478

Net loss	$(10,472)	$(4,997)	$(6,032)	$(7,085)	$(42,271)

Net loss per share, basic and diluted	$(4.07)	$(0.28)	$(0.29)	$(0.33)	$(1.97)

Weighted average shares, basic and diluted	2,590	17,975	20,936	21,385	21,470

Selected Cash Flow Data:
Cash provided by (used in) operations	$4,959	$(1,881)	$7,263	$(3,177)	$(1,698)

	As of December 31,
	2004	2005	2006	2007	2008

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,995	$15,520	$23,008	$17,034	$13,511
Marketable securities	—	4,951	—	—	—
Intangible assets, net	6,873	34,277	30,090	27,604	3,777
Total assets	41,768	117,944	113,012	99,294	50,274
Total debt and capital lease obligations	9,489	3,749	961	89	43
Redeemable preferred stock	30,348	—	—	—	—
Total (deficit) stockholders’ equity	$(32,370)	$63,639	$65,107	$62,296	$23,475

(1)	On November 1, 2005, we acquired Camtronics Medical Systems, Ltd. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the results of operations of Camtronics have been included in the accompanying consolidated financial statements since the date of acquisition.

(2)	Certain reclassifications have been made to prior years’ financial data to conform to the current year presentation.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
     We provide an enterprise level information technology solution for the clinical analysis and management of digital medical images within healthcare provider organizations. Our solutions consist of advanced visualization and image management software for multiple medical specialties, comprehensive reporting and knowledge tools for cardiology, support services, and third-party components. Our web-enabled advanced visualization software, which is hosted by the customer, provides physicians across the enterprise—in multiple medical specialties and at any network access point—with dynamic tools to manipulate and analyze images in both a 2D and a 3D perspective. We enable physicians to better understand internal anatomic structure and pathology, which can improve clinical diagnoses, disease screening, and therapy planning. We believe our solutions improve physician productivity and patient care, enhance customer revenue opportunities, automate complex mission critical medical imaging workflow, and maximize our customers’ return on investment in capital equipment and clinical information systems.
     Our fiscal year ends on December 31. References below to annual periods or years refer to the fiscal years ended December 31.
Strategic Alternatives Process and Agreements with Health Systems Solutions and AMICAS
          In April 2007, our board of directors, acting upon the recommendation of management, commenced a formal review of potential strategic alternatives for the benefit of our stockholders. In connection therewith, the board established a strategic alternatives committee comprised of independent, disinterested directors, and the committee engaged legal and financial advisors to assist in its evaluation of strategic alternatives. From May 2007 through October 2007, the strategic alternatives committee, through its financial advisors, contacted, met and discussed with multiple strategic parties and financial sponsors their interest in pursuing a transaction with Emageon. However, agreement could not be reached regarding a transaction that would be in the best interest of our stockholders, and the committee ceased its activities at the end of October 2007.
          Following our third quarter 2007 earnings release and ensuing significant decline in our stock price, our board determined that further analysis of strategic alternatives was required, and the strategic alternatives committee was reconvened in November 2007. Through its financial advisors, the committee again contacted numerous parties regarding a transaction with Emageon, but did not receive any executable offers in the process. As a result, in April 2008 the strategic alternatives committee concluded its evaluation of strategic alternatives.
          In May 2008, Oliver Press Partners LLC, or Oliver Press, a significant stockholder of the Company, filed a preliminary proxy statement with the SEC indicating it would seek stockholder support for election at our 2008 annual stockholders’ meeting of a slate of three directors in opposition to the slate recommended by us. Over the ensuing weeks we engaged in a proxy contest with Oliver Press. In June 2008, we reached agreement with Oliver Press to terminate the proxy contest and to reconstitute our board of directors. In connection with the settlement, the strategic alternatives committee was reconstituted and recommenced its evaluation of strategic alternatives. From July 2008 through September 2008, the strategic alternatives committee, through its financial advisors, contacted numerous parties regarding a potential business combination involving Emageon, and we engaged in various levels of negotiation with several interested parties. These efforts culminated in the execution of a merger agreement with Health Systems Solutions, Inc., or HSS, in October 2008.
          Our stockholders adopted the merger agreement with Health Systems Solutions at a special meeting held on December 17, 2008, and, having satisfied the other conditions to closing in the merger agreement, the merger was scheduled to close in late December 2008. However, prior to the closing, we were notified by Health Systems Solutions that its lender and majority shareholder, Stanford International Bank Limited, or SIBL, would not provide funding to consummate the merger at that time. After further negotiation, the merger agreement was amended to, among other things, extend the closing date to February 11, 2009 and increase the amount of the deposit escrow account established in connection with the merger from $5.0 million to $9.0 million. On February 11, 2009, SIBL again did not fulfill its obligations to provide the financing necessary to fund the merger, and the merger with HSS was not consummated. On February 12, 2009, we terminated the amended merger agreement with Health Systems Solutions and HSS Acquisition Corp. pursuant to Sections 7.4(a) and 7.4(c) thereof as a result of the failure by Health Systems Solutions to receive all necessary financing on or before the designated closing date of February 11, 2009. In connection therewith, on February 13, 2009, we received the $9 million that had been placed in escrow by Health Systems Solutions in connection with the transactions contemplated by the merger agreement.
          Over the next several days, our board, through its financial advisor, held discussions with several parties regarding a possible acquisition of Emageon, and on February 23, 2009 we entered into a merger agreement with AMICAS, Inc. and its wholly owned subsidiary AMICAS Acquisition Corp. Under the terms of the merger agreement, AMICAS commenced a tender offer on March 5, 2009 to purchase all of our issued and outstanding shares of common stock at a purchase price of $1.82 per share in cash. Unless extended in accordance with the terms and conditions of the merger agreement, the tender offer is scheduled to expire on April 1, 2009. The tender offer is conditioned upon, among other things, at least a majority of our shares outstanding being tendered. Assuming that the tender offer is successful, the merger agreement provides that the tender offer will be followed by a merger pursuant to which AMICAS Acquisition Corp would be merged with and into Emageon, and Emageon would become a wholly owned subsidiary of AMICAS. We expect the merger to be completed in second quarter of 2009. On March 5, 2009, we filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC regarding the tender offer. This Schedule 14D-9 includes additional details regarding our stragetic alternatives process, the tender offer, and the proposed merger with AMICAS.
          The $9.0 million in escrowed funds received by the Company upon termination of the merger agreement with Health Systems Solutions were provided to Health Systems Solutions by SIBL. Because of charges against and ongoing investigations of SIBL by the Securities and Exchange Commission and other federal agencies, it is possible that all or a portion of those funds could become the subject of a claim or other proceeding.
Results Overview
     Total revenue for 2008 was $69.3 million, a 33.7% decrease from total 2007 revenue. This decline in total revenue in 2008 followed a 15.3% decline in total revenue from 2006 to 2007. The 2008 decline was comprised of a 61.0% decrease in system sales revenue and a 7.6% decrease in support services revenue. The decline in system sales revenue was the result of a substantial decline in sales orders, primarily for our large hospital and hospital network radiology products, and a combination of the following additional factors and conditions:
•	Slow overall market demand for medical imaging software, hardware, and support services;

•	Maturity in our primary picture archiving and communications radiology (PACS) market, which has made that market primarily a replacement systems market;

•	A high level of penetration of our primary radiology market and consequent delay in the timing of our customers’ system replacement cycle;

•	Disruption in our base of existing and potential customers as a result of our prolonged investigation of strategic alternatives and our 2008 proxy contest with Oliver Press;

•	The ongoing deterioration in general economic conditions;

•	The ongoing negative lending environment, which has negatively affected the capital spending plans of our existing and potential customers, many of whom are nonprofit organizations; and

•	Our difficulties in development, marketing, and sale of next generation imaging software to replace our current software offerings.
     Our total gross margin percentage declined by 0.9 percentage points in 2008 compared to 2007, consisting of an 18.2 percentage point decline in system sales gross margin, offset by a 5.8 percentage point increase in support services gross margin. Our total research and development, sales and marketing, and general and administrative expenses for 2008 were $44.5 million, down $5.8 million from the 2007 level. Our net loss was $42.3 million in 2008, which included a goodwill impairment charge of $21.6 million, strategic alternative investigation expenses of $3.2 million, employee severance expenses of $1.3 million, and a litigation settlement charge of $1.0 million. The net loss of $42.3 million in 2008 compares to a net loss of $7.1 million in 2007, which included $2.0 million in costs of employee severance and related expenses.
     Our bookings of new orders for system sales and support services for 2008 were $46.9 million, down by $45.8 million from the 2007 level. At December 31, 2008 we had $126.7 million in contracted orders backlog, of which $104.0 million were support services orders, compared to $149.1 million at December 31, 2007, of which $131.4 million were support services orders. We expect to recognize revenue from our December 31, 2008 backlog of $56.3 million in 2009, $32.9 million in 2010, and the remainder by 2014. Our sales orders backlog increases as we enter into new contracts, and decreases as we earn and recognize revenue from those orders.
Sources of Revenue
     A typical sale of our solution is comprised of system sales and support services. Revenue from system sales is derived from the licensing of our software as well as from sales and integration of third-party components that are required to implement our solution. Support services revenue is derived from fees related to the implementation, training, and on-going maintenance and support of our solution.
     Our software is comprised of four main components: RadSuite Advanced Visualization, our suite of software tools for the advanced visualization and analysis of digital medical images; Clinical Content Management, our image archival and distribution management software; Clinical Workflow, our standards-based software used to manage integration and data migration between our solution and other health information systems throughout the enterprise; and HeartSuite, our suite of software tools focused on the cardiology department. Although Clinical Content Management and HeartSuite software products are available collectively as stand-alone applications, we offer our software primarily as an integrated enterprise-level image management solution. License pricing for RadSuite Advanced Visualization is primarily determined by either the number of licenses based on the number of concurrent users or on the average annual study volume. License pricing for Clinical Content Management and Clinical Workflow is determined based on projected volume and size of image studies to be stored or migrated by the particular customer. License pricing for HeartSuite software products is determined based on the number of workstations purchased. We offer customers our software primarily as perpetual licenses with maintenance and support relating to the software. The sale and integration of third-party components typically include servers, data storage, backup and recovery systems, workstations and monitors, database software and computed radiography devices as well as orthopedic templates and dictation systems.
     We also derive revenue from the provision of support services, including implementation, project planning, management, design and training services. Our customers typically contract for these support services pursuant to their initial agreements with us. The initial term of support services under these agreements ranges from one to ten years, with a typical duration of five years. Upon expiration of the initial term, these agreements typically renew automatically from year-to-year thereafter until terminated.
     Ascension Health, the largest not-for-profit hospital system in the United States, is our largest customer. Revenue associated with facilities controlled by Ascension Health accounted for approximately 16% of our total revenue in 2008, and accounted for 14% of our total contracted backlog at December 31, 2008. We anticipate that Ascension Health will continue to be a significant customer as we continue to support our existing installations as well as sign add-on orders and new order addenda with additional Ascension Health facilities.
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
Gross Profit
     Gross profit from system sales varies based on several factors, including:
•	sales prices negotiated in the contracting process;

•	costs associated with purchasing and assembly or integration of third-party components;

•	fluctuations in prices received from third-party component manufacturers and distributors relative to the mark-up percentages provided for in customer contracts;

•	the relative mix of the hardware and software components comprising system sales in a given period; and

•	the volume of systems sales in a given period relative to the semi-fixed costs of procurement and assembly.

     Gross profit from support services varies based on several factors, including:
•	services fees negotiated during the contracting process;

•	productivity of our professional service team;

•	costs of service agreements related to third-party components included in our solution;

•	costs associated with the use of outside contractors; and

•	the level of support services revenue relative to the semi-fixed costs of support.
Operating Expenses
     Research and Development. Research and development expenses consist primarily of employee-related expenses, allocated overhead, and the costs of outside contractors. We have historically focused our research and development efforts on improving the functionality, performance, and integration of our software products. We expect that research and development expenses will fluctuate with the level of third-party research and development activities undertaken.
     Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs, allocated overhead, and sales commissions. Sales and marketing expenses may increase as we expand our selling and marketing activities associated with existing and new product and service offerings to existing and new customers, and build brand awareness.
     General and Administrative. General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses, and allocated overhead. We expect that general and administrative expenses will remain relatively stable due to economies of scale available in most administrative areas.
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
     We believe that, of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements, the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial position and results of operations.
     Revenue Recognition and Deferred Revenue. While the basis for software license revenue recognition is substantially governed by the provisions of AICPA Statement of Position 97-2, (“SOP 97-2”), Software Revenue Recognition, as amended, in the application of this standard we exercise judgment and use estimates to determine the amount of system sales and support services revenue to be recognized in each accounting period.
     We sell software under three types of licenses:
•	Perpetual licenses: software licensed on a perpetual basis to a customer based on a fixed number of users and/or estimates of annual study volumes with no right to return the licensed software;

•	Enterprise licenses: software licensed on a perpetual basis to a customer (typically a multi-facility health care provider), as opposed to licensing based on a fixed number of users or on estimates of annual study volumes, with no right to return the licensed software; and

•	Term licenses: which we use to a lesser extent and consist of software licensed on a term basis according to a fixed number of users and/or estimates of annual study volumes.
     Generally, our software license arrangements do not include significant modification or customization of the underlying software and, as a result, we recognize license revenue when: (1) persuasive evidence of an arrangement exists: (2) delivery has occurred; (3) customer payment is deemed fixed or determinable; and (4) collection is probable. We assess each of the four criteria as follows:
•	Persuasive evidence of an arrangement exists: It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement, prior to recognizing revenue on an arrangement.

•	Delivery has occurred: It is our customary practice to obtain acceptance of our software, which is evidenced by written customer acknowledgement. In the event that we grant a customer the right to specified upgrades, we defer recognition of the entire arrangement fee until we deliver the specified upgrades as we have not established vendor specific objective evidence (VSOE) of fair value for specified upgrades. Specified upgrades include, but are not limited to, future software deliverables that are stated in the customer contract.

•	The customer’s payment is deemed fixed or determinable: We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue when all other revenue recognition requirements are met. If the fee is determined not to be fixed or determinable, we recognize revenue as the amounts become due and payable.

•	Collection is probable: Likelihood of collection is assessed on a customer by customer basis. If it is determined from the outset of an arrangement or at the time of add-on sales to existing customers that collection is not probable based upon our credit review process, revenue is recognized on a cash collected basis if all other criteria are met.
     We account for software license and nonrecurring support services revenue included in multiple element arrangements using the residual method. Under the residual method, the fair value of the undelivered elements (i.e., software maintenance and ongoing support services) based on VSOE of fair value is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license and nonrecurring support services). If evidence of the fair value of one or more of the undelivered services does not exist, revenue is deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for ongoing support services revenue based upon renewal rates for the maintenance and ongoing support, which coincide with our pricing model. Significant incremental discounts offered in multiple element arrangements that would be characterized as separate elements are infrequent and are applied to the initial arrangement.
     For term license arrangements, we recognize revenue for the multiple element arrangement over the term of the arrangement beginning in the month after we receive customer acceptance, provided that the other revenue recognition criteria have been met.
     Software maintenance services generally include rights to upgrades (when and if available), telephone support, updates and bug fixes. Software maintenance revenue is recognized ratably over the term of the maintenance contract on a straight line basis when all the revenue recognition requirements are met. We include the first year of software maintenance in the software license fee. We defer this software maintenance fee based on its fair value and recognize it ratably over the first year of the arrangement.

     Ongoing support services generally include telephone support related to third-party components. Ongoing support service revenue is recognized ratably over the term of the ongoing support services contract on a straight line basis when all the revenue recognition requirements are met. As it relates to services, we may also provide services that vary depending on the scope and complexity requested by the customer. Examples of such services include additional database consulting, system configuration, existing systems interface, and network consulting. These services generally are not deemed to be essential to the functionality of the software. If we have VSOE of fair value for the services, the timing of the software license revenue is not impacted, and service revenue is recognized as the services are performed. We commonly perform services for which we do not have VSOE of fair value and, accordingly, the software license revenue is deferred until the services are completed.
     Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. We classify shipping and handling cost in cost of system sales.
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
     The following is a summary of our product warranty and guarantee agreements and our related accounting policies:
•	Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in sales agreements generally have no specified expiration date but typically limit the amount of award covered to a portion of the fees paid by the customer over a portion of the contract term. We have not incurred costs to settle claims or pay awards under these indemnification provisions. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2008.

•	We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer as long as the contract remains in effect. Additionally, we warrant that our services will be performed by qualified personnel in a manner consistent with normally accepted industry standards. We provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. As of December 31, 2008 we have a liability of $0.3 million in our balance sheet for these obligations.
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
     Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product by product basis using the straight line method over periods not exceeding three years or, if a shorter period, in proportion to expected revenue from the product.
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
     We test the amount recorded as goodwill in our balance sheet for possible impairment annually, in our case as of October 1 of each year, or more often if circumstances exist that may, in our judgment, indicate impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. We identify potential impairment by comparing the fair value of our company, which we define as the amount at which our company could be bought or sold in a current transaction between willing parties, to the carrying amount (net book value) of our company in our financial statements, including amounts recorded as goodwill.
     We experienced significant declines in sales order bookings and revenues during 2007 and 2008 resulting from, among other things, slower industry demand for medical imaging software, hardware and support services; a high customer penetration level in our primary radiology market; economic conditions that have tightened credit availability and affected our customers’ capital spending plans; and uncertainty among customers in our existing and potential customer base during the pendency of our 2008 proxy contest and our 2007 and 2008 search for strategic alternatives for the Company. These conditions and their effects on our current and future financial performance and financial condition indicated a possible impairment of our recorded goodwill balance as of June 30, 2008, and required us to determine whether actual impairment of our goodwill had occurred. Our goodwill evaluation utilized various valuation techniques, primarily an estimation of the present value of our future cash flows that considered the anticipated revenue and earnings effects of the economic conditions, industry conditions, and conditions specific to the Company described above. Our evaluation indicated a full impairment of the amount of goodwill recorded in our balance sheet, and accordingly we recorded an impairment charge of $21.6 million in our statement of operations for the three months ended June 30, 2008.

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

	Year Ended December 31,				Year Ended December 31,
	2008	2007	Change	Change (%)	2007	2006	Change	Change (%)
	(In thousands except percentages)				(In thousands except percentages)

System sales	$19,920	$51,140	$(31,220)	(61.0)%	$51,140	$75,340	$(24,200)	(32.1)%
Support services	49,408	53,485	(4,077)	(7.6)%	53,485	48,165	5,320	11.0%

Total revenue	$69,328	$104,625	$(35,297)	(33.7)%	$104,625	$123,505	$(18,880)	(15.3)%

     Total revenue for 2008 was $69.3 million, a 33.7% decrease from 2007 revenue of $104.6 million. As further discussed below and in the preceding “Results Overview” section , total revenue declined significantly in 2008 as a result of conditions in the market segments of the medical imaging industry in which we compete, general economic conditions, and as a result of certain conditions particular to the Company.
     System sales revenue declined by $31.2 million, or 61.0%, in 2008 compared to 2007, including declines in both our radiology and cardiology system product sales. Radiology system sales, primarily software sales, declined by 68.4% for the year, while cardiology system sales were down by 48.0% compared to 2007. These revenue declines are the direct result of declines in system sales order bookings of 24.0% in 2007 and 48.9% in 2008. The decline in our system sales order bookings in 2008 results primarily from those factors and conditions discussed above under “Results Overview”.
     System sales revenue declined by $24.2 million, or 32.1%, in 2007 compared to 2006. Sales of cardiology products were slightly higher in 2007 compared to 2006, while sales of our radiology products declined significantly. The decline is the direct result of a decline in system sales orders in 2007 of $29.5 million, or 24%, compared to 2006. Our historical primary market for PACS radiology systems for large hospitals and large hospital networks first entered a mature phase in 2007, causing demand in that market to consist largely of replacement of legacy radiology systems, lengthening the sales cycle and making the timing of large orders more difficult to anticipate. In addition, our commencement of a search for strategic alternatives for the Company in April 2007 caused some of our customers to delay purchase decisions, negatively impacting 2007 sales order bookings and revenue.
     Support services revenue was $49.4 million in 2008, a decrease of $4.1 million, or 7.6%, from the 2007 level. Support services revenue consists of professional services and installation revenue and of maintenance revenue from customers who subscribe to our ongoing maintenance services. Professional and installation services are ancillary to system sales revenue, and thus will grow or decline as the number of new system installations or system additions fluctuates year to year, and maintenance revenue will grow as the number of customers who subscribe to maintenance services increases. During 2008, professional and installation services revenue declined by $8.2 million, or 50.0%, in line with the decline in system sales revenue, and maintenance revenue increased only marginally, by $4.1 million, or 11.1%, as the result of the decline in system sales revenue.
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
     Gross Margin
     The following table sets forth gross margin earned on our revenues for the three years in the period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
Revenue:
System Sales	$19,920	$51,140	$75,340
Support Services	49,408	53,485	48,165

Total	69,328	104,625	123,505

Cost of Revenue:
System Sales	14,740	28,551	43,333
Support Services	24,352	29,469	27,772

Total	39,092	58,020	71,105

Gross Profit:
System Sales	5,180	22,589	32,007
Support Services	25,056	24,016	20,393

Total	$30,236	$46,605	$52,400

Gross Margin:
System Sales	26.0%	44.2%	42.5%
Support Services	50.7%	44.9%	42.3%
Total	43.6%	44.5%	42.4%
     System sales gross margin was 26.0% in 2008, a decrease of 18.2 percentage points compared to 2007. The relative mix of the software and hardware components of our system sales, the relative mix of radiology to cardiology sales, and the volume of system sales relative to the semi-fixed costs of procurement and assembly of our systems can have a significant impact on the level of gross margin earned on system sales in a given period. We purchase hardware from third parties for purposes of filling the system orders of our customers, and therefore earn a relatively low gross margin on those sales compared to software sales, which generally carry higher gross margins. Cardiology products in general earn slightly lower gross margins than radiology products. In 2008, both hardware and software systems revenue was lower than in 2007, but software sales declined in greater proportion than hardware sales, causing low margin hardware sales to represent a greater percentage of total system sales revenue than in 2007. In addition, cardiology system sales represented a higher percentage of total system sales revenue than in 2007, and fixed procurement and assembly costs were spread over a lower base of system sales revenue in 2008 compared to 2007, both of which contributed to the lower level of system sales gross margin earned in 2008.
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

     Support services gross margin was 50.7% in 2008, an increase of 5.8 percentage points over the 2007 level. Both professional services revenue and maintenance revenue can provide significant cost leverage with respect to the level of gross margin earned in periods of increasing professional services and maintenance revenue, or can adversely affect gross margin in periods of slower growth or declining revenue because of the generally fixed nature of the costs of support services, primarily labor and overhead. The increase in support services gross margin in 2008 was the result of cost reductions that included reduced employee headcount, which contributed $2.3 million in salary and benefit reductions, a decline in utilization of third-party call center support that contributed $0.7 million in savings, reduced travel and related expenses resulting from reduced employee headcount and fewer system installations than in 2007, and a decline in depreciation charges on equipment relevant to customer service activities. These positive factors were partially offset by the negative leverage effects of spreading the remaining level of fixed service costs over a lower base of support revenue than in 2007.
     Support services gross margin was 44.9% in 2007, an increase of 2.6 percentage points compared to 2006. In 2007, we benefitted from the cost leverage described above as costs were spread over an increasing base of revenue-providing customers in both the professional and installation services and maintenance services areas, and from our reduction in support services workforce in May 2007. Partially offsetting these efficiencies was an increased level of utilization of third-party consultants in the support area in 2007.
     The timing of completion of individual system sales installations can significantly impact the level of support services revenue and gross margin from period to period. We expect some level of timing based variability in the level of support services gross margin reported from period to period.
     Research and Development, Sales and Marketing, and General and Administrative Expenses
     Total research and development, sales and marketing, and general and administrative expenses for the year ended December 31, 2008 were $44.5 million compared to $50.2 million in the corresponding prior year period, a decrease of $5.7 million, or 11.4%, the result primarily of reduced employee headcount and reduced activity levels in line with adverse industry and economic conditions and the resulting declines in our sales order bookings and revenue. The decline of 11.4% in these expenses in 2008 compares to a total revenue decline over the same period of 33.7%.
     We expect our research and development expenses to fluctuate with the level of third-party research and development activities undertaken, while general and administrative expenses should remain relatively stable. Sales and marketing expenses may increase as the result of our efforts to seek new customers and further penetrate our existing markets and customer base, and will increase in periods of higher sales volume due primarily to our sales commission structure.
     Research and Development (R&D)

	Year Ended December 31,				Year Ended December 31,
	2008	2007	Change	Change (%)	2007	2006	Change	Change (%)
	(In thousands except percentages)				(In thousands except percentages)

R&D Expense	$18,408	$18,529	$(121)	(0.1)%	$18,529	$13,927	$4,602	33.0%
% of Revenue	26.6%	17.7%			17.7%	11.3%
     Research and development expense was relatively flat in 2008 with the level of expense in 2007. During 2008, we increased the level of utilization, and thus the expense, of third-party research and development and related services, as we continued our efforts to improve our software product offerings and their delivery to customers. Offsetting this cost increase was a reduction in employee headcount and related salaries, benefits, and travel costs, which reduced our research and development expenses by approximately $2.8 million, reduced facilities costs, including depreciation expense, and reduced general overhead items.

     The increase in research and development expenses in 2007 of $4.6 million, or 33.0%, compared to 2006 is the result of a higher level of utilization and higher costs of outsourced research and development and related services. We engaged additional third-party consultants in 2007 in an effort to improve our software product offerings and their delivery to customers. In addition, in 2006 we utilized a portion of our cardiology research and development personnel to fulfill customer obligations existing at the date of our acquisition of Camtronics, and accordingly charged costs related to that effort to costs of revenue rather than research and development. Those personnel returned to research and development activities in 2007. Partially offsetting the effects of these increases in research and development was a reduction in salaries and benefits expense resulting from our reduction in engineering workforce in May 2007.
     Sales and Marketing (S&M)

	Year Ended December 31,				Year Ended December 31,
	2008	2007	Change	Change (%)	2007	2006	Change	Change (%)
	(In thousands except percentages)				(In thousands except percentages)

S&M Expense	$14,128	$18,285	$(4,157)	(22.7)%	$18,285	$18,459	$(174)	(1.0)%
% of Revenue	20.4%	17.5%			17.5%	14.9%
     Sales and marketing expense, which consists primarily of employee salaries and related benefits, sales commissions, travel, trade show and exhibit expenses, and general marketing expenses, declined by $4.2 million, or 22.7%, in 2008 compared to 2007. Employee headcount reductions in 2008 and corresponding salaries, benefits, and travel expenses were responsible for $1.2 million of the decline year to year. Sales commissions declined by $2.2 million in 2008 compared to 2007 on the lower level of sales order bookings and revenue we experienced in 2008. The remainder of the decline was the result of a generally lower level of sales and marketing activity in 2008, including expenses for advertising, trade shows, and other marketing expenses. This lower level of activity was in part the result of the expense savings endeavors of the company and in part the result of difficult market conditions in the industry previously described.
     Sales and marketing expense was relatively flat in 2007 compared to 2006. Salaries and related benefits were down for the year on slightly reduced headcount, and sales commissions were slightly up for the year. Sales commissions are earned based on achievement of various milestones in completion of individual sales, including customer payment, and are recorded as expense over the period earned. Sales orders in 2007 were concentrated in fewer individual sales personnel than in 2006, resulting in a higher rate of commission for those personnel, and we sold a significant number of five year service contract renewals in our cardiology business in place of the historical one year service contracts. These factors acted to slightly increase commissions expense in 2007 despite a lower level of sales orders compared to 2006. Combined travel, exhibits and trade shows expenses were marginally higher than in 2006.
     General and Administrative (G&A)

	Year Ended December 31,				Year Ended December 31,
	2008	2007	Change	Change (%)	2007	2006	Change	Change (%)
	(In thousands except percentages)				(In thousands except percentages)

G&A Expense	$11,944	$13,430	$(1,486)	(11.1)%	$13,430	$17,028	$(3,598)	(21.1)%
% of Revenue	17.2%	12.8%			12.8%	13.8%

     General and administrative expense declined by $1.5 million, or 11.1%, in 2008 compared to 2007. Employee headcount in administrative areas declined by ten during 2008, as the result primarily of our expense savings efforts. The related salaries, benefits, and travel expenses of these employees contributed approximately $0.9 million of the decline year to year. Other items contributing to the decline included a decline in standard corporate, non-strategic alternative legal fees of approximately $0.2 million and recovery in 2008 of customer accounts receivable that had been fully reserved against in prior years, which lowered our bad debts expense.
     General and administrative expense declined by $3.6 million, or 21.1%, in 2007 compared to 2006. In 2006, a portion of our support services personnel were temporarily engaged in duties of an administrative nature, and accordingly their costs were charged to general and administrative expense. These personnel no longer performed administrative duties in 2007 and therefore their costs were no longer included in general and administrative expense. This change in function, along with reduced executive bonuses in 2007 based on the financial performance of the Company, were the primary cause of reduced 2007 general and administrative expense, partially offset by increased audit and legal expenses related to Sarbanes-Oxley compliance and by an increase in our allowance for doubtful accounts receivable.
     We expect a future rate of growth in general and administrative expenses of less than that of our other operating expenses largely due to economies of scale available in most administrative areas.
Amortization and Write-off of Intangible Assets
     Amortization expense related to the acquisition of Camtronics consists of straight line amortization of the intangible assets acquired with Camtronics over periods of one to six years. The estimated useful lives of these intangible assets are determined based on projected future economic benefits and expected life cycles of the intangible assets.
     In the year ended December 31, 2008 we recorded a $21.6 million goodwill impairment charge. The impairment charge is described under the heading “Intangible and Other Long-Lived Assets” of the “Critical Accounting Policies and Estimates” section preceding in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Other Operating Expenses
     “Other operating expenses” in our statements of operations for the years ended December 31, 2008, 2007, and 2006 consist of the following, in thousands. These expenses are described individually below.

	Year ended December 31,
	2008	2007	2006

Integration costs, Camtronics acquisition	—	—	$5,369

Employee severance and related expenses	$1,287	$2,001	—

Strategic alternative expenses	3,243	320	—

Litigation settlement	1,000	—	—

Loss on disposal, property and equipment	17	553	437

Total	$5,547	$2,874	$5,806

     Integration Costs Related to Camtronics Acquisition
     We incurred costs of $5.4 million in 2006 in connection with the integration into our operations of Camtronics, which we acquired in November 2005. Integration costs were comprised primarily of employee travel and relocation expenses, severance and related expenses of redundant employees, and the costs of facility closure. Camtronics was fully integrated into our business as of December 31, 2006.
     Employee Severance and Related Expenses
     In first quarter 2008, our former Chief Financial Officer resigned his positions with us, and we entered into a severance and general release agreement with that former officer under which, in accordance with the terms of his employment agreement, we made a severance payment and all previously unvested stock options and restricted stock unit awards of that former officer became vested. In connection with that agreement, we incurred a charge of $0.8 million, including the cash cost of the severance payment and the non-cash cost of acceleration of vesting of the officer’s previously unvested stock options and restricted stock unit awards. In addition, in the second and fourth quarters of 2008, we acted to further align our operating expenses with the current level of actual and expected revenue through elimination of approximately twenty positions, primarily in the sales and marketing and support services areas, including the position of a senior level sales and marketing executive. In connection therewith, we incurred a charge of $0.5 million, including the cash costs of severance pay and the non-cash costs of acceleration of vesting of previously unvested stock option and restricted stock unit awards to these employees.
     In second quarter 2007 we acted to align our operating expenses with the current and expected level of revenue by reducing our workforce through elimination of certain positions and normal attrition, eliminating thirty positions, primarily in the customer service and engineering areas. In addition, in the second and third quarters of 2007 we terminated the employment of three senior level engineering and sales and marketing executives, and in the fourth quarter of 2007 we accepted the resignation of the Chief Operating Officer of the Company, and incurred expenses for amounts due these executives under their employment agreements with us including, where applicable, the non-cash expense of immediate vesting of unvested stock options and restricted stock unit awards.
     Strategic Alternative Expenses
     “Strategic alternative expenses” included in “other operating expenses” in our statements of operations for the years ended December 31, 2008 and 2007 represent expenses we incurred in connection with our 2007 and 2008 investigation of strategic alternatives and our 2008 proxy contest. These amounts consist primarily of legal fees, fees paid to outside financial advisors and investment bankers, employee retention payments made to key employees in 2008 to ensure continued employment with the Company as the strategic process proceeded, and fees paid members of our board of directors for time devoted to both the strategic alternatives process and proxy contest.
     The strategic alternatives process and proxy contest are described in further detail under the heading “Strategic Alternatives Process and Agreements With Health Systems Solutions and AMICAS” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expenses related thereto are further described in Note 14 to our consolidated financial statements.
     Litigation Settlement
     On September 22, 2008, DR Systems, Inc. filed a lawsuit in the United States District Court For The Southern District of California against us and others alleging patent infringement and seeking, among other things, unspecified damages, attorneys’ fees and costs, and a permanent injunction prohibiting further infringement. The lawsuit related to our and others’ alleged infringing manufacture, use, and sale of automated medical imaging and archival systems, and the inducement of and contribution to the similar infringement of others, in violation of DR Systems’ patent titled “Automated System and Method for Organizing, Presenting, and Manipulating Medical Images”. We entered into a settlement, release, and license agreement with DR Systems on November 10, 2008, pursuant to which we paid DR Systems the sum of $1.0 million in full settlement of the lawsuit, which was dismissed with prejudice, and under which we and users of our technology, as defined in the agreement, were granted a perpetual, fully paid-up, non-exclusive license to practice the patent that was the subject of the lawsuit. We recorded this charge during the three month period ended September 30, 2008.
     Loss on Disposal of Property and Equipment
     We dispose of items of property and equipment in the normal course of business as needed and as replacement items are obtained. In addition, we perform periodic physical counts of these items and adjust our records in accordance with the results of those counts. Amounts shown above for 2008, 2007, and 2006 reflect that normal course activity and the results of physical counts of the items.
     Operating Loss
     For the year ended December 31, 2008, our operating loss increased by $34.9 million as compared to the year ended December 31, 2007. Operations were negatively impacted by our decline in revenue and by employee severance, goodwill impairment, a litigation settlement, and strategic alternative expenses in 2008, by our decline in revenue and employee severance in 2007, and by Camtronics integration costs in 2006. Excluding these expense charges, our operating loss increased from $1.0 million in 2006 to $5.6 million in 2007 and to $15.7 million in 2008, the result primarily of declines in revenue.
     Interest Income, Net of Interest Expense
     Interest income, net of interest expense, was $0.5 million, $0.8 million, and $0.3 million in the years ended December 31, 2008, 2007, and 2006, respectively. Interest income is earned on the short-term investment of available cash balances, and interest expense results from our debt obligations, primarily capitalized lease obligations.
     For the year ended December 31, 2008, our interest income declined by $0.4 million, to $0.5 million, from its 2007 level on lower average cash balances and investment rates during the year. Interest expense was minimal in both 2008 and 2007 as existing debt obligations were paid down according to scheduled maturities and no new debt was incurred.
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
     Certain reclassifications have been made to prior year financial information to provide comparability with the current year presentation.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(Dollars in thousands, except per share data)

Revenue:
System sales	$3,869	$4,232	$5,999	$5,820	$15,531	$10,706	$11,235	$13,668
Support services	12,129	11,717	12,115	13,447	13,440	12,022	14,341	13,682

Total revenue	15,998	15,949	18,114	19,267	28,971	22,728	25,576	27,350

Cost of revenue:
System sales	3,393	3,245	3,830	4,272	7,192	6,327	6,310	8,722
Support services	5,368	5,845	6,463	6,676	6,903	7,681	7,204	7,681

Total cost of revenue	8,761	9,090	10,293	10,948	14,095	14,008	13,514	16,403

Gross profit	7,237	6,859	7,821	8,319	14,876	8,720	12,062	10,947

Operating expenses:
Research and development	4,472	4,883	4,727	4,326	4,356	5,197	4,358	4,618
Sales and marketing	3,509	3,143	3,691	3,785	5,272	4,121	4,500	4,392
General and administrative	2,150	3,023	3,105	3,666	4,088	3,136	2,752	3,454
Amortization and write-off of intangible assets	345	346	21,922	345	345	346	345	345
Other operating expenses	2,677	1,643	299	928	1,670	413	622	169

Total operating expenses	13,153	13,038	33,744	13,050	15,731	13,213	12,577	12,978

Operating loss	(5,916)	(6,179)	(25,923)	(4,731)	(855)	(4,493)	(515)	(2,031)
Interest income, net of interest expense	101	116	120	141	173	213	227	196

Net loss	$(5,815)	$(6,063)	$(25,803)	$(4,590)	$(682)	$(4,280)	$(288)	$(1,835)

Net loss per share-basic and diluted	$(0.27)	$(0.28)	$(1.20)	$(0.21)	$(0.03)	$(0.20)	$(0.01)	$(0.09)

     Our operating results have fluctuated from quarter to quarter and are likely to continue to fluctuate for a variety of reasons, as explained below.
     Revenue. We at times experience lower bookings volume in the third quarter of each year relative to other quarters. We believe that this is the result of the historical capital expenditure patterns of our customer base. This, in turn, may cause our revenue in the first quarter of the following year to be lower in comparison to the immediately preceding quarter due to the length of our installations and our revenue recognition policies.
     Gross Margin. Our gross margin fluctuates from quarter to quarter as a result of changes in the relative contributions to our total revenue from system sales and support services, the mix of the hardware and software components of systems sales revenue, the mix of cardiology revenue to radiology revenue, changes in the productivity of support services personnel, and the level of revenue earned relative to the fixed portion of our costs of revenue.
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
     Significant changes in the historical patterns of these factors or the occurrence of unforeseen events could cause our operating results to vary widely from quarter to quarter. As a result, we believe that quarter to quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of future performance.
Liquidity and Capital Resources
     As of December 31, 2008 and 2007, our liquidity and net cash position was as follows (in thousands, except ratios):

	December 31
	2008	2007

Working capital*	$7,571	$21,304
Current ratio**	1.32:1.0	1.66:1.0
Cash and cash equivalents	$13,511	$17,034
Short-term borrowings and long-term debt	$43	$89

*	Working capital is total current assets less total current liabilities.

**	Current ratio is the ratio of current assets to current liabilities.
     The decline in cash and cash equivalents in 2008 was the result primarily of our net loss for the year less the effects of noncash expenses, and investing activities consisting primarily of purchases of property and equipment. The decrease in short-term borrowings and long-term debt from December 31, 2007 to December 31, 2008 is a result of scheduled debt retirement.
     Operating Activities
     During the year ended December 31, 2008, net cash used in operating activities was $1.7 million, compared to $3.2 million in 2007. Our net loss for 2008 of $42.3 million, including our cash expenses for employee severance, strategic alternative expenses, and litigation settlement, and adverse changes in some of our working capital accounts, in particular trade accounts payable and deferred revenue, were primarily responsible for the 2008 negative contribution to cash from operations. Offsetting those effects was a positive contribution to cash from a $17.3 million decline in our trade accounts receivable, which was the result of lower 2008 revenues.
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

     Investing Activities
     We used cash of $1.9 million, $2.9 million, and $0.9 million for investing activities during 2008, 2007 and 2006, respectively.
     We used $1.2 million, $2.7 million, and $5.2 million for property and equipment purchases during 2008, 2007 and 2006, respectively. Purchases in 2008 and 2007 were primarily investments in computer equipment and software for internal use and in equipment leased to customers. Capital purchases for 2006 related to investments in equipment for internal use, including test equipment for our research and development and quality assurance departments as well as computer equipment and furniture for new and existing personnel, and to improvements to the building we own in Hartland, Wisconsin. Future capital expenditures will be made at a level consistent with our development efforts and staffing levels.
     Financing Activities
     Net cash used in financing activities in 2008 consisted of scheduled payment of capital lease obligations of less than $0.1 million. Net cash provided by financing activities was $0.1 million in 2007 and $1.1 million in 2006. Net cash provided by financing activities in 2007 consisted of the proceeds of exercise of employee stock options of $0.6 million and a decrease in our restricted cash balance, offset by payment of scheduled maturities of debt and capital lease obligations of $0.9 million. Net cash provided by financing activities in 2006 consisted of $3.9 million in proceeds from issuance of common stock on the exercise of employee stock options, offset by the payment of scheduled debt and lease obligations of $2.8 million.
     The following table summarizes, as of December 31, 2008, the general timing of future payments (including payments of interest) under our outstanding capital and operating lease agreements:

	Payment Due By Period (In thousands)
		Less than			More than
Contractual Cash Obligations	Total	1 year	1-3 years	3-5 years	5 years
		(Dollars in thousands)

Capital lease obligations	$44	$35	$9	—	—
Operating leases	3,605	1,428	1,425	$752	—

Total contractual cash obligations	$3,649	$1,463	$1,434	$752	—

     Our April 2004 loan and security agreement with a bank, as amended, provides for borrowing of up to $15.0 million, subject to certain restrictions, including the level of our eligible accounts receivable. Interest accrues at the bank’s prime rate of interest. This agreement is for a term of one year, at the end of which all amounts borrowed become due and payable. Security for any amounts borrowed under the agreement consists of all assets of the Company other than our intellectual property and real estate. As of December 31, 2008 and 2007, we had no outstanding balances under this line of credit.
     The loan and security agreement contains various requirements and covenants of the Company, including a requirement that we maintain a minimum tangible net worth, as defined in the agreement, of $25.0 million, measured as of the end of each quarter. As of September 30, 2008, we were in violation of the tangible net worth requirement of the agreement. On November 10, 2008 the bank and the Company agreed to a modification of the line of credit agreement in which the bank waived our default of the agreement. In addition, pursuant to the modification, future advances under the agreement, if any, will be conditioned on our compliance with certain financial covenants under the agreement, including the minimum tangible net worth requirement, as of the end of the preceding calendar quarter, and otherwise being in compliance with the terms of the agreement, and delivering a compliance certificate, signed by our Chief Financial Officer, certifying our compliance with these conditions. We continued in default of the minimum tangible net worth requirement of the agreement as of December 31, 2008, and the bank again waived our default of the agreement on March 24, 2009 under the same conditions as at November 10, 2008. There can be no assurance that we will be in compliance with the covenants contained in the amended agreement as of the end of any future calendar quarter, or at such time, if any, as we determine to make a request for an advance under the agreement.
     We believe that our existing cash, together with future cash flows and amounts available, if any, under our line of credit agreement will be sufficient to execute our business plan for the next twelve months. However, any projections of cash flow are subject to uncertainties, including the level of our revenues, the expansion of our sales and marketing activities, the timing and extent of spending in support of product development efforts, the timing and success of new product introductions, market acceptance of our products, expenses incurred in connection with our strategic alternatives process and merger agreement with AMICAS, our compliance with the terms and conditions of our bank line of credit agreement, and the extent and duration of the current economic downturn and deteriorating credit conditions. If existing cash, future cash flows and amounts available under our line of credit agreement are not sufficient to meet future cash requirements, we would need to seek financing (through debt financing, the sale of equity securities or otherwise), sell assets or limit growth or curtail operations to levels consistent with the constraints imposed by available cash and cash flow. Our ability to secure debt or equity financing, or to sell assets, could be limited by economic and financial conditions, particularly the credit market conditions that have existed in recent fiscal quarters. We cannot assure you that debt or equity financing or asset sales will be available on acceptable terms or at all, or that any reductions in planned expenditures or in operations would be sufficient to cover shortfalls in available cash. In addition, the recent decline in price of our common stock may make the raising of additional equity funding on terms that are acceptable to us more difficult.
Off Balance Sheet Arrangements
     Except for operating leases entered into for ordinary business purposes, we do not currently have any off balance sheet arrangements with unconsolidated entities or financial partnerships, or with entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recently Issued Accounting Pronouncements
     In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This pronouncement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands financial statement disclosure of fair value measurements. The Statement does not require any new fair value measurements. The provisions of SFAS 157, as issued, were effective for fiscal years beginning after November 1, 2007. In February, 2008, the FASB released a FASB Staff Position (No. 157-2) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS 157 for its financial assets and liabilities as of January 1, 2008, and will adopt its provisions for its nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 did not have a material effect on our reported financial position or results of operations for the year ended December 31, 2008, and is not expected to materially affect reported financial position or results of operations for the year ended December 31, 2009.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our debt instruments do not expose us to material market risks relating to changes in interest rates. The effect of a hypothetical one hundred basis point decrease across all interest rates related to our investments would result in an annual decrease of approximately $0.1 million in operating results assuming no further changes in the amount of our investments outstanding at December 31, 2008.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a—15(f) and 15d—15(f) under the Securities and Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that:
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

     Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting.
     Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2008. That report appears on page F-3 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
     Our board of directors has adopted a code of conduct and code of ethics applicable to our chief executive officer, chief financial officer and senior financial and other officers, directors, and employees in accordance with applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ Global Market. Our code of conduct and code of ethics is available on our website at www.emageon.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information called for by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this Report:
1.	Financial Statements
2.	Financial Statement Schedules

Follows page
Schedule II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2008	F-29
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits
     The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 30, 2003, by and among Emageon, Inc., Emageon — UV Development Corporation, Ultravisual Medical Systems Corporation and Jeff Rusinow as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

2.2A	Agreement and Plan of Merger, dated as of October 13, 2008, by and among the Company, Health Systems Solutions, Inc., and HSS Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed October 14, 2008)

2.2B	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 29, 2008, by and among the Company, Health Systems Solutions, Inc. and HSS Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed December 30, 2008)

2.3	Agreement and Plan of Merger, dated as of February 23, 2009, by and among the Company, AMICAS, Inc. and AMICAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed February 24, 2009)

3.1	Emageon Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

3.2	Emageon Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on November 15, 2007)

4.1	Form of Emageon Inc. common stock certificate (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.1#	Imageon Solutions, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.2#	Emageon Inc. 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.3#	Emageon Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.4#	Emageon Inc. 2005 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 4, 2005)

10.5#	Employment Agreement of Charles A. Jett, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.6#	Employment Agreement of Milton G. Silva-Craig (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.7#	Employment Agreement of W. Randall Pittman (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.8#	Employment Agreement of Mark A. Gehring (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

Exhibit No.	Description
10.9#	Employment Agreement of Noel D. Gartman (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.10	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.11	Amended and Restated Registration Rights Agreement, dated as of October 2, 2001, by and among Emageon UV, Inc. and certain stockholders, as amended and joined on May 30, 2003 and June 25, 2003 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.12†	Enterprise Agreement, dated as of May 5, 2004, by and between Emageon UV, Inc. and Ascension Health (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on February 8, 2005)

10.13	Lease Agreement, dated as of December 20, 2001, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.13A	Sixth Amendment to Lease Agreement, dated as of July 23, 2004, by and between Meadow Brook North, L.L.C. and Emageon UV, Inc. (incorporated by reference to Exhibit 10.13A to the Company’s Registration Statement on Form S-1, Registration No. 333-120621, filed on November 19, 2004)

10.14	Note and Warrant Purchase Agreement, dated as of June 25, 2004, among Emageon UV, Inc. and Whitecap Alabama Growth Fund I, LLC, Enhanced Alabama Issuer, LLC and Advantage Capital Alabama Partners I, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15	Emageon Inc. Amended and Restated Stockholders Agreement, dated as of October 2, 2001, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15A	Emageon Inc. First Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of May 30, 2003, among Emageon, Inc and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15A to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.15B	Emageon Inc. Second Amendment and Joinder to Amended and Restated Stockholders Agreement, dated as of June 25, 2003, among Emageon, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.15B to the Company’s Registration Statement on Form S-1/A, Registration No. 333-120621, filed on January 25, 2005)

10.16#	Employment Agreement of Grady Floyd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2006)

10.17#	Employment Agreement of Chris Perkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2007)

10.18#	Employment Agreement, dated April 29, 2008, between Emageon Inc. and John W. Wilhoite (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 1, 2008)

10.19#	Employment Agreement, dated May 8, 2008, between Emageon Inc. and Keith Stahlhut (incorporated by reference to Exhibit (e)(6) of the Company’s Schedule 14D-9 filed March 5, 2009)

10.20	Agreement, dated June 22, 2008, by and among the Company, Charles A. Jett, Jr., Oliver Press Partners, LLC, and certain of its affiliates party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 23, 2008)

Exhibit No.	Description
10.21#	Amendment No. 1 to Employment Agreement, dated July 8, 2008, between Emageon Inc. and Charles A. Jett, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 11, 2008)

10.22	Deposit Escrow Agreement, dated as of October 21, 2008, by and among The Bank of New York Mellon, Health Systems Solutions, Inc., and the Company (incorporated by reference to Annex D to the Company’s definitive proxy statement filed November 14, 2008)

10.23	Amendment No. 1 to Deposit Escrow Agreement, dated as of December 29, 2008, by and among The Bank of New York Mellon, Health Systems Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 30, 2008)

10.24#	Severance Agreement and General Release, dated as of February 23, 2009, by and between the Company and Charles A. Jett, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 24, 2009)

14.1	Emageon Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K for the year ended December 31, 2004)

21.1*	Subsidiaries of Emageon Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 25, 2009.

Emageon Inc.
By:	/s/ Charles A. Jett, Jr.
Charles A. Jett, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 25, 2009.

Signature	Title

/s/ Charles A. Jett, Jr. Charles A. Jett, Jr.	President and Chief Executive Officer (Principal Executive Officer)

/s/ John W. Wilhoite John W. Wilhoite	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Arthur P. Beattie Arthur P. Beattie	Director

/s/ Roddy J.H. Clark Roddy J.H. Clark	Director

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director

/s/ Bradley S. Karro Bradley S. Karro	Director

/s/ Mylle H. Mangum Mylle H. Mangum	Director

/s/ Augustus K. Oliver Augustus K. Oliver	Director

/s/ John W. Thompson John W. Thompson	Director

/s/ Benner Ulrich Benner Ulrich	Director

/s/ Hugh H. Williamson, III Hugh H. Williamson, III	Director

EMAGEON INC.

Report of Independent Registered Public Accounting Firm
On Financial Statements
The Board of Directors and Stockholders
Emageon Inc.
          We have audited the accompanying consolidated balance sheets of Emageon Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emageon Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emageon Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst &Young LLP
Birmingham, Alabama
March 25, 2009

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
To the Board of Directors and Stockholders
Emageon Inc.
          We have audited Emageon Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emageon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
          In our opinion, Emageon Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emageon Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 25, 2009 expressed an unqualified opinion thereon.
Birmingham, Alabama
March 25, 2009
/s/ Ernst & Young LLP

EMAGEON INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	for share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,511	$17,034
Trade accounts receivable, net of allowance for doubtful accounts of $400 and $910 at December 31, 2008 and 2007, respectively	9,976	26,796
Inventories	4,881	6,249
Prepaid expenses and other current assets	3,179	3,398

Total current assets	31,547	53,477

Property and equipment, net	11,952	15,143
Other noncurrent assets	2,998	3,070
Intangible assets:
Goodwill	—	21,667
Customer relationships, net	3,636	5,017
Acquired technology, net	—	645
Capitalized software development costs, net	141	275

Total intangible assets	3,777	27,604

Total assets	$50,274	$99,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,715	$9,581
Accrued payroll and related costs	2,070	2,877
Deferred revenue	15,400	16,382
Other accrued expenses	1,757	3,297
Current portion of capital lease obligations	34	36

Total current liabilities	23,976	32,173
Long-term deferred revenue	2,475	4,306
Other long-term liabilities	339	466
Long-term capital lease obligations	9	53

Total liabilities	26,799	36,998

Stockholders’ equity:
Common stock, $0.001 par value; 66,000,000 shares authorized; 21,665,624 shares and 21,626,155 shares issued; and 21,489,867 shares and 21,450,398 shares outstanding at December 31, 2008 and 2007, respectively	22	22
Additional paid in capital	129,804	126,332
Accumulated other comprehensive income	719	741
Accumulated deficit	(106,795)	(64,524)

	23,750	62,571
Treasury stock: 175,757 shares	(275)	(275)

Total stockholders’ equity	23,475	62,296

Total liabilities and stockholders’ equity	$50,274	$99,294

EMAGEON INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share amounts)
Revenue:
System sales	$19,920	$51,140	$75,340
Support services	49,408	53,485	48,165

Total revenue	69,328	104,625	123,505

Cost of revenue:
System sales	14,740	28,551	43,333
Support services	24,352	29,469	27,772

Total cost of revenue	39,092	58,020	71,105

Gross profit	30,236	46,605	52,400

Operating expenses:
Research and development	18,408	18,529	13,927
Sales and marketing	14,128	18,285	18,459
General and administrative	11,944	13,430	17,028
Amortization and write-off of intangible assets	22,958	1,381	3,540
Other operating expenses	5,547	2,874	5,806

Total operating expenses	72,985	54,499	58,760

Operating loss	(42,749)	(7,894)	(6,360)
Other income (expense):
Interest income	518	908	655
Interest expense	(40)	(99)	(327)

Net loss	$(42,271)	$(7,085)	$(6,032)

Net loss per share — basic and diluted	$(1.97)	$(0.33)	$(0.29)

Weighted average common stock outstanding — basic and diluted	21,469,868	21,385,487	20,935,685

EMAGEON INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities
Net loss	$(42,271)	$(7,085)	$(6,032)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,864	5,941	6,990
(Recoveries) provision for doubtful accounts, net	(510)	633	—
Amortization of intangible assets	2,322	3,013	4,969
Goodwill impairment charge	21,577	—	—
Stock-based compensation expense	3,472	3,212	3,430
Loss on disposal of property and equipment	17	553	702
Other operating activities	—	—	129
Changes in operating assets and liabilities	9,831	(9,444)	(2,925)

Net cash (used in) provided by operating activities	(1,698)	(3,177)	7,263

Investing Activities
Purchases of property and equipment	(1,205)	(2,693)	(5,229)
Proceeds from maturities of marketable securities	—	—	5,000
Capitalized software development costs	(162)	(70)	(652)
Other investing activities	(500)	(125)	—

Net cash used in investing activities	(1,867)	(2,888)	(881)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	582	3,892
Payment of debt and capital lease obligations	(46)	(941)	(2,788)
Decrease in restricted cash	—	445	—

Net cash (used in) provided by financing activities	(46)	86	1,104

Effect of exchange rate changes on cash	88	5	2

Net (decrease) increase in cash	(3,523)	(5,974)	7,488
Cash at beginning of year	17,034	23,008	15,520

Cash at end of year	$13,511	$17,034	$23,008

Supplemental disclosure of cash flow information:
Interest paid	$40	$104	$357

EMAGEON INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income	Stock	Deficit	Equity
	(In thousands, except for share data)

Balance at December 31, 2005	20,628,913	$21	$115,215	$85	$(275)	$(51,407)	$63,639
Exercise of stock options	787,699	—	3,772	—	—	—	3,772
Exercise of warrants	38,117	—	46	—	—	—	46
Other stock issuance	4,400	—	75	—	—	—	75
Stock based compensation	—	—	3,430	—	—	—	3,430
Vesting of restricted stock	24,514	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	169	—	—	169
Realized loss on sale of marketable securities	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	(6,032)	(6,032)

Balance at December 31, 2006	21,483,643	$21	$122,538	$262	$(275)	$(57,439)	$65,107
Exercise of stock options	108,683	1	582	—	—	—	583
Stock-based compensation	—	—	3,212	—	—	—	3,212
Vesting of restricted stock	33,829	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	479	—	—	479
Net loss	—	—	—	—	—	(7,085)	(7,085)

Balance at December 31, 2007	21,626,155	$22	$126,332	$741	$(275)	$(64,524)	$62,296
Stock-based compensation	—	—	3,472	—	—	—	3,472
Vesting of restricted stock	39,469	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(22)	—	—	(22)
Net loss	—	—	—	—	—	(42,271)	(42,271)

Balance at December 31, 2008	21,665,624	$22	$129,804	$719	$(275)	$(106,795)	$23,475

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007, and 2006
Note 1. Business Description and Background
     Business Description
          Emageon Inc. (the “Company”) provides an enterprise-level information technology solution for the clinical analysis and management of digital medical images within health care provider organizations in North America. Emageon’s solution consists of advanced visualization and image management software for multiple medical specialties such as cardiology, radiology, orthopedics, comprehensive support services and third-party components. Emageon’s web-enabled advanced visualization software provides physicians with tools to manipulate and analyze images in two dimensions and three dimensions.
     Background
          The Company was incorporated in Delaware on January 3, 2000. In May 2003, the Company acquired Ultravisual Medical Systems Corporation (“Ultravisual”), and in November 2005, the Company acquired Camtronics Medical Systems, Ltd. (“Camtronics”), both engaged in businesses similar and complementary to that of the Company. In February 2005, the Company completed its initial public offering of common stock.
     Strategic Alternatives Process and Agreements with Health Systems Solutions and AMICAS
          In April 2007, the Company’s Board of Directors (the “Board”), acting upon the recommendation of management, commenced a formal review of potential strategic alternatives for the benefit of the Company’s stockholders. In connection therewith, the Board established a Strategic Alternatives Committee (the “Committee”) comprised of independent, disinterested directors, and the Committee engaged legal and financial advisors to assist in its evaluation of strategic alternatives. From May 2007 through October 2007, the Committee, through its financial advisors, contacted, met and discussed with multiple strategic parties and financial sponsors their interest in pursuing a transaction with the Company. However, agreement could not be reached regarding a transaction that would be in the best interest of the Company’s stockholders, and the Committee ceased its activities at the end of October 2007.
          Following the Company’s third quarter 2007 earnings release and ensuing significant decline in the Company’s stock price, the Board determined that further analysis of strategic alternatives was required, and the Committee was reconvened in November 2007. Through its financial advisors, the Committee again contacted numerous parties regarding a transaction with the Company, but did not receive any executable offers in the process. As a result, in April 2008 the Committee concluded its evaluation of strategic alternatives.
          In May 2008, Oliver Press Partners LLC (“Oliver Press”), a significant stockholder of the Company, filed a preliminary proxy statement with the Securities and Exchange Commission indicating it would seek stockholder support for election at the Company’s 2008 Annual Meeting of Stockholders of a slate of three directors in opposition to the slate recommended by the Company. Over the ensuing weeks the Company engaged in a proxy contest with Oliver Press. In June 2008, the Company reached agreement with Oliver Press to terminate the proxy contest and to reconstitute the Board. In connection with the settlement, the Committee was reconstituted and recommenced its evaluation of strategic alternatives. From July 2008 through September 2008, the Committee, through its financial advisors, contacted numerous parties regarding a potential business combination involving the Company, and the Company engaged in various levels of negotiation with several interested parties. These efforts culminated in execution of a merger agreement with Health Systems Solutions, Inc. (“HSS”) in October 2008.
          The Company’s stockholders adopted the HSS merger agreement at a special meeting held on December 17, 2008, and, having satisfied the other conditions to closing in the merger agreement, the merger was scheduled to close in late December 2008. However, prior to the closing, the Company was notified by HSS that its lender and majority shareholder, Stanford International Bank Limited (“SIBL”), would not provide funding to consummate the merger at that time. After further negotiation, the merger agreement was amended to, among other things, extend the closing date to February 11, 2009 and increase the amount of the deposit escrow account established in connection with the merger from $5,000 to $9,000. On February 11, 2009, SIBL again did not fulfill its obligations to provide the financing necessary to fund the merger, and the merger with HSS was not consummated. On February 12, 2009, the Company terminated the amended merger agreement with HSS pursuant to Sections 7.4(a) and 7.4(c) thereof as a result of the failure by HSS to receive all necessary financing on or before the designated closing date of February 11, 2009. In connection therewith, on February 13, 2009, the Company received the $9 million that had been placed in escrow by HSS in connection with the transactions contemplated by the merger agreement.
          Over the next several days, the Board, through its financial advisor, held discussions with several parties regarding a possible acquisition of the Company, and on February 23, 2009 the Company entered into a merger agreement with AMICAS, Inc. (“AMICAS”) and its wholly owned subsidiary AMICAS Acquisition Corp. Under the terms of the merger agreement, AMICAS commenced a tender offer on March 5, 2009 to purchase all of the Company’s issued and outstanding shares of common stock at a purchase price of $1.82 per share in cash. Unless extended in accordance with the terms and conditions of the merger agreement, the tender offer is scheduled to expire on April 1, 2009. The tender offer is conditioned upon, among other things, at least a majority of the Company’s outstanding shares being tendered. Assuming that the tender offer is successful, the merger agreement provides that the tender offer will be followed by a merger pursuant to which AMICAS Acquisition Corp would be merged with and into the Company, and the Company would become a wholly owned subsidiary of AMICAS. The merger agreement contains customary representations and covenants of the Company, including restrictions on the payment of dividends, and places certain restrictions on the conduct of the business of the Company between signing of the merger agreement and the closing of the acquisition. The Company expects the merger to be completed in second quarter of 2009. On March 5, 2009, the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC regarding the tender offer. This Schedule 14D-9 contains additional details regarding the Company’s stragetic alternatives process, the tender offer, and the proposed merger with AMICAS.
          The $9,000 in escrowed funds received by the Company in connection with termination of the HSS merger agreement were provided to HSS by SIBL. Because of charges against and ongoing investigations of SIBL by the Securities and Exchange Commission and other federal agencies, it is possible that all or a portion of those funds could become the subject of a claim or other proceeding.
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
      Fair Value Measurements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. The provisions of SFAS 157, as issued, were effective for fiscal years beginning after November 1, 2007. In February, 2008, the FASB released a FASB Staff Position (No. 157-2) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS 157 as of January 1, 2008 for its financial assets and liabilities, and will adopt its provisions for nonfinancial assets and liabilities as of January 1, 2009. Adoption of the provisions of SFAS 157 did not have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2008, and is not expected to have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2009.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Cash and Cash Equivalents
          For purposes of financial statement presentation, investments with remaining maturities at acquisition of three months or less are considered to be cash equivalents.
     Restricted Cash
          Under the terms of an amended agreement with a customer executed in 2007, the Company is liable to that customer for liquidated damages, capped at $1,000, should the Company discontinue its support of the software product purchased by that customer. The Company has segregated $1,000 of its cash representing the amount of potential liquidated damages under the amended agreement, has classified that cash as an other non-current asset in its balance sheets at December 31, 2008 and 2007, and has deferred $1,000 in associated revenue pending expiration of the liquidated damages provision of the amended agreement.
     Trade Accounts Receivable and Allowance for Doubtful Accounts
          Trade accounts receivable are stated net of an allowance for doubtful accounts, which represents estimated losses resulting from customers’ failure to make required payments. When determining the allowance for doubtful accounts, management takes several factors into consideration, including the age of the accounts, recent payments received and contractual terms, prior history of accounts receivable write-offs, customer type, and day-to-day knowledge of specific customers. The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in the statements of operations. The Company performs ongoing credit evaluation of its customers’ financial condition and generally does not require collateral.
     Inventories
          Inventories are stated at the lower of cost or market (net realizable value) using the specific identification and first-in, first-out methods and include materials, labor and manufacturing overhead. The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventories to estimated net realizable value.
          Costs of purchased third-party hardware and software associated with the Company’s customer contracts are included as inventories in the Company’s consolidated balance sheets and charged to cost of system sales when the Company receives customer acceptance and all other relevant revenue recognition criteria are met.
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

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Business Combinations, Goodwill, and Intangible Assets; Goodwill Impairment Charge In 2008
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
          Goodwill is tested for impairment at least annually as of October 1, or more often if circumstances exist that may indicate impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company identifies potential impairment by utilization of various techniques, including a comparison of the fair value of the Company, defined as the amount at which the Company could be bought or sold in a current transaction between willing parties, to the carrying amount, or net book value, of the Company in our financial statements, including amounts recorded as goodwill.
          The Company experienced significant declines in sales order bookings and revenues during 2007 and 2008 resulting from, among other things, slower industry demand for medical imaging software, hardware, and support services; a high customer penetration level in our primary radiology market; economic conditions that have tightened credit availability and affected our customers’ capital spending plans; and uncertainty among customers in our existing and potential customer base during the pendency of our 2008 proxy contest and our 2007 and 2008 search for strategic alternatives for the Company. These conditions and their effects on the Company’s current and estimated future financial performance and financial condition indicated a possible impairment of the recorded goodwill balance as of June 30, 2008, and required a determination as to whether actual impairment of goodwill had occurred. The goodwill evaluation utilized various valuation techniques, primarily an estimation of the present value of future cash flows that considered the anticipated revenue and earnings effects of the economic conditions, industry conditions, and conditions specific to the Company described above. The evaluation indicated a full impairment of the amount of goodwill recorded in the balance sheet, and accordingly an impairment charge of $21,577 was recorded in the statement of operations for the three months ended June 30, 2008.
          In assessing fair value of intangibles, management must make assumptions regarding estimated future cash flows and other factors. Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable. However, actual future results may materially differ from those based on current estimates.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Treasury Stock
          Treasury stock is accounted for using the cost method.
     Revenue Recognition
          Revenue is derived primarily from system sales, which include software licenses and third-party component sales, and from support services, which include fees related to system implementation, user adoption and ongoing maintenance support services.
          Software licenses are sold under both perpetual and, to a lesser extent, term license arrangements ranging in length from two to seven years. The Company typically requires deposits upon the receipt of a signed purchase order or agreement. Deposits are classified as deferred revenue in the Company’s consolidated balance sheets.
          The Company accounts for software and support services revenue under the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, as amended (“SOP 97-2”). Under this guidance, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and accepted by the customer, the price to the customer is fixed or determinable, and collectability is reasonably assured. The Company considers a signed contract or purchase order to be persuasive evidence of an arrangement. The Company obtains customer acceptance of software and third-party component sales in the form of written customer acknowledgements. In the event that the Company grants a customer the right to specified upgrades, the Company defers recognition of the entire arrangement fee until the specified upgrades are delivered, as the Company has not established vendor-specific objective evidence (“VSOE”) of fair value for specified upgrades. Specified upgrades include, but are not limited to, future software deliverables.
          Fees for sales including multiple-element arrangements are allocated to each element of the arrangement based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on VSOE of the fair value for each element. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. VSOE for the undelivered elements is based on renewal rates or other objective criteria for maintenance and support services, which

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
coincide with current pricing. The Company may also provide services that vary depending on the scope and complexity requested by the customer, such as additional database consulting, system configuration, existing systems interface, and network consulting. These services generally are not deemed to be essential to the functionality of the software. If the Company has VSOE of fair value for the services, the timing of software license revenue recognition is not impacted, and service revenue is recognized as the services are performed. If the Company performs services for which VSOE of fair value is not available, software license revenue is deferred until the services are completed.
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
          Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. The Company classifies shipping and handling cost in cost of system sales.
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

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Customer Indemnity and Warranty Costs
          The Company offers its customers certain indemnities and warranties related to its products as follows:
          Customer Indemnity: The Company generally agrees to indemnify, defend and hold harmless its customers in connection with any patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of products and services, and also provides indemnity for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services for customers. To date, the Company has not incurred any costs to settle claims or pay awards under these indemnification provisions, nor has it been notified of any such claims. Accordingly, there are no liabilities recorded for these provisions as of December 31, 2008.
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
          The Company provides for the estimated cost of product warranties at the time revenue is recognized if the customer does not purchase a service contract. If a service contract is purchased, service costs are recognized as incurred during the period of warranty service. The Company’s warranty obligations depend upon product failure rates and service delivery costs incurred to correct any product failures. Should actual product failure rates or service delivery costs differ from the Company’s estimates (which are based on specific warranty claims, historical data and engineering estimates, where applicable), the estimated warranty liability is revised. The Company had a $309 liability recorded for these provisions as of December 31, 2008 ($440 at December 31, 2007).
     Income Taxes
          The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.
          The Company’s effective tax rate for the years ended December 31, 2008, 2007, and 2006 is zero due to an increase in the valuation allowance in an amount equal to the tax effect of its taxable losses during those years.
          It is uncertain whether the Company will realize any tax benefit related to its net operating loss carryforward. Accordingly, the Company has provided a valuation allowance against its net deferred tax assets. The valuation allowance will remain at the full amount of the net deferred tax asset until it becomes more likely than not that the related tax benefits will be realized through deduction against taxable income during the statutory carryforward periods. See Note 9.
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
          The Company has not had taxable income since incorporation and therefore has not paid any income taxes or recognized any tax benefit or tax expense in its statements of operations. At January 1, 2007, the date of adoption of FIN 48, the Company had a net deferred tax asset of $26,151, the majority of which related to the tax benefit of net operating loss carryforwards that will be realized only if the Company is profitable in

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future years. Given its lack of historical taxable income and the full amount of its deferred tax asset valuation allowance, adoption of FIN 48 had no effect on the Company’s 2007 or 2008 statements of operations or on the balance of its accumulated deficit as of January 1, 2007.
     Other Comprehensive Income or Loss
          The Company’s comprehensive income includes net loss as well as all non-owner changes in equity. With respect to the Company, such non-owner equity items include foreign currency translation adjustments and unrealized losses on available-for-sale marketable securities. Total comprehensive losses for the years ended December 31, 2008, 2007, and 2006 were $42,293, $6,606 and $5,855, respectively.
     Computation of Net Loss Per Share
          Basic net loss per share is computed using the weighted average common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and equivalent common shares outstanding during the period. Common share equivalents consist of stock options, common stock warrants, and restricted stock unit awards. These common share equivalents are excluded from the computation for periods in which the Company incurs a net loss because they are anti-dilutive.
          The computations for basic and diluted net loss per share for each period are as follows:

	Year Ended December 31,
	2008	2007	2006
Net loss allocable to common stockholders	$(42,271)	$(7,085)	$(6,032)

Common stock outstanding at beginning of period	21,450,398	21,283,372	20,453,156
Weighted average effect of:
Issuance of common stock pursuant to stock option exercises, warrant exercises, and restricted stock vesting	19,470	102,115	482,529

Weighted average number of shares of common stock — basic and diluted	21,469,868	21,385,487	20,935,685

Net loss per share — basic and diluted	$(1.97)	$(0.33)	$(0.29)
          Options and warrants to purchase 2,490,004, 2,300,250, and 1,812,426 shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their effect on earnings per share would have been anti-dilutive.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock-Based Compensation
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS 123R”), utilizing the modified prospective approach.
          The provisions of SFAS 123R are applied to awards granted after its effective date and to awards outstanding at the effective date that are subsequently modified, repurchased, or cancelled. Under the modified prospective approach, compensation cost to be recognized includes compensation cost for all share-based awards granted prior to, but not yet vested as of the effective date, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and includes compensation cost for all share-based awards granted subsequent to the effective date based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. See Note 12 for additional information related to the Company’s stock-based compensation plans.
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
          Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entity’s functional currency), excluding long-term intercompany receivables and investments, are included in operations in the period in which they occur.
          Foreign currency translation and exchange gains and losses have not had, and are not expected to have, a material effect on the results of operations of the Company.
     Advertising Expense
          The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $189, $362, and $307, respectively.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Intangible Assets
          Summarized below are the Company’s intangible assets, which include those arising from acquisitions of other businesses and the capitalized portion of costs of internally developed software. These assets are amortized on a straight-line basis over lives ranging from one to six years, with the exception of goodwill, which was not amortized but was tested for impairment at least annually or as circumstances arose that indicated possible impairment. See Note 2 for a description of the goodwill impairment charge recognized by the Company in 2008.

	Weighted
	Average	December 31, 2008		December 31, 2007
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization
Acquired technology	4.6	$5,240	$(5,240)	$5,240	$(4,595)
Goodwill	n/a	—	—	21,667	—
Customer relationships	5.8	8,010	(4,374)	8,010	(2,993)
Capitalized software development costs	1.5	169	(28)	1,521	(1,246)

		$13,419	$(9,642)	$36,438	$(8,834)

          Amortization expense was $2,322, $3,013, and $4,969 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated aggregate future amortization expense is as follows:

2009	$1,461
2010	1,397
2011	919

Total	$3,777

Note 4. Inventories
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

	December 31,
	2008	2007
Third-party components	$2,485	$3,086
Work-in-process	154	447
Completed systems	2,242	2,716

	$4,881	$6,249

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Supplementary Cash Flow Information
          Changes in operating assets and liabilities of the Company in reconciling net loss to net cash provided by or used in operations are as follows:

	Year Ended December 31,
	2008	2007	2006
(Increase) decrease in:
Trade accounts receivable, net	$17,330	$(723)	$1,659
Inventories	1,368	2,330	(548)
Prepaid expenses and other current assets	219	1,061	(1,407)
Other noncurrent assets	72	(1,082)	(389)
Increase (decrease) in:
Accounts payable	(4,371)	(652)	(4,120)
Accrued payroll and related costs	(807)	(893)	(334)
Other accrued expenses	(1,167)	(369)	792
Deferred revenue	(2,813)	(9,116)	1,422

Net changes in operating assets and liabilities	$9,831	$(9,444)	$(2,925)

          Significant non-cash transactions during the year ended December 31, 2007 included incurrence of obligations in December 2007 for a minority investment in a company in a line of business similar to that of the Company of $500 and for purchased software for internal use of $495. Both obligations were settled in cash in January 2008.
Note 6. Property and Equipment
          The Company’s major classes of property and equipment are as follows:

	Estimated	December 31,
	Useful Lives	2008	2007
Land	Indefinite	$791	$791
Buildings and improvements	15 to 39 years	7,170	7,170
Machinery and equipment	5 to 7 years	1,031	1,028
Computers, software and other	3 to 7 years	11,934	11,768
Furniture and fixtures	3 to 7 years	2,273	2,247
Leasehold improvements	4 to 5 years	556	572
Third-party components leased to customers under operating leases	5 to 7 years	3,181	2,971

		26,936	26,547
Less accumulated depreciation and amortization		(14,984)	(11,404)

		$11,952	$15,143

          The Company has entered into agreements for certain office and computer equipment that are treated for financial reporting purposes as capital leases. As of December 31, 2008, the cost of this equipment and related accumulated amortization was $251 and $125, respectively, ($251 and $87, respectively, at December 31, 2007). Amortization of assets held under capital leases is included in depreciation expense in the statement of operations.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7. Major Customers
          Revenue associated with hospitals controlled by Ascension Health accounted for approximately 16%, 17%, and 27% of total revenue during 2008, 2007 and 2006, respectively. Hospitals controlled by Ascension Health owed the Company $1,152 at December 31, 2008 ($4,875 at December 31, 2007). As of December 31, 2008, Ascension Health held warrants to purchase 10,869 shares of the Company’s common stock at an exercise price of $5.52 per share.
Note 8. Defined Contribution Benefit Plan
          The Company has established a 401(k) plan (the “Plan”) for all eligible employees pursuant to Section 401(k) of the Internal Revenue Code. Effective January 1, 2006, the Company began matching employee contributions to the Plan at a rate of 50% of employee contributions up to a total of 3% of the employee’s annual salary. The Company’s aggregate contributions to the Plan for the years ended December 31, 2008, 2007, and 2006 were $254, $288, and $487, respectively.
Note 9. Income Taxes
          The Company has not had taxable income since incorporation and therefore has not paid any income taxes. Significant components of deferred taxes at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforward	$29,512	$21,700
Intangible assets	2,114	1,842
Deferred revenue	2,575	5,821
Reserves and accrued liabilities	496	452
Stock-based compensation	2,020	1,285
Goodwill	3,647	—
Depreciation	41	—
Other	311	145

Total	40,716	31,245

Deferred tax liabilities:
Depreciation	—	(1,912)
Developed technology	(267)	(1,638)

Total	(267)	(3,550)

Net deferred tax assets	40,449	27,695
Valuation allowance	(40,449)	(27,695)

Net deferred tax liability	$—	$—

          Because the majority of the deferred tax assets relate to net operating loss carryforwards that can only be realized if the Company is profitable in future periods, and because the Company has never been profitable in the past, it is uncertain whether the Company will realize any tax benefit related to the net operating loss carryforward. Accordingly, the Company has provided a valuation allowance against net deferred tax assets in full. The valuation allowance will remain at the full amount of the deferred tax asset until it becomes more likely than not that the related tax benefits will be realized through deduction against taxable income during the carryforward period. Net operating loss and research credit carryforwards expire at various

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
times from 2019 through 2028. In the event of certain ownership changes, the Tax Reform Act of 1986 imposes restrictions on the amount of net operating loss and research credit carryforwards that the Company may use in any year. It is possible that such limitations could apply. The Company has not performed a detailed analysis of its ability to use these net operating loss and research credit carryforwards. However, it is not anticipated that any such analysis would have a material impact on the financial position of the Company as a result of offsetting changes in the deferred tax valuation allowance. At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $79,800.
          A reconciliation of the income tax benefit computed using the statutory rate of 34% to the tax provision reported in the statements of operations is as follows:

	Year Ended December 31,
	2008	2007	2006
Tax benefit computed at the statutory federal rate	$(14,362)	$(2,409)	$(2,051)
State taxes, net of federal tax benefit	(928)	(171)	(168)
Increase in tax from:
Change in deferred tax valuation allowance	12,753	1,544	2,076
Permanent differences	3,848	468	143
True-up of deferred taxes	(1,350)	592	—
Other	39	(24)	—

Benefit for income taxes	$—	$—	$—

          In 2008, a true-up adjustment was recorded to deferred taxes to adjust the deferred tax asset related to depreciation, goodwill and intangible assets, and various accrued liabilities and reserves. In 2007, a true-up adjustment was recorded to deferred taxes to classify the portion of the deferred tax asset related to share-based compensation expense on incentive stock options as permanent rather than temporary. A portion of this balance may be recoverable in the future to the extent the Company can recognize a tax liability reduction in connection with disqualifying stock dispositions. In addition, an adjustment was recorded to the December 31, 2006 net operating loss carryforward position, as reflected in the table below, to properly reflect the total deferred tax asset value for share-based compensation. That value had previously reflected only net operating losses that were expected to reverse through income tax expense.
          A roll-forward of the Company’s valuation allowance is as follows:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$27,695	$26,151	$19,761
Income tax expense	11,404	1,544	2,076
Other	1,350	—	4,314

Balance at end of period	$40,449	$27,695	$26,151

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
          As of December 31, 2008, the gross amount of unrecognized tax benefits and the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s financial statement effective rate of tax were zero.
          The Company has not recognized any significant amount of interest or penalties related to unrecognized tax benefits.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Capital Lease Obligations; Line Of Credit Agreement
          Capital lease obligations consist of the following:

	December 31,
	2008	2007
Capital leases of third-party computer hardware and software at a customer site and of certain office and computer equipment	$43	$89
Current portion	(34)	(36)

Long-term portion of capital lease obligations	$9	$53

          The Company entered into a loan and security agreement with a bank in April, 2004, as amended, under which it may borrow up to $15,000, subject to certain restrictions, including maintenance of certain levels of eligible accounts receivable. Interest accrues at the bank’s prime rate. Any borrowings under the agreement are secured by all of the assets of the Company, excluding its intellectual property and real estate. The agreement is for a term of one year, at the end of which all amounts borrowed become due and payable. There were no amounts outstanding under this agreement at December 31, 2008 and 2007.
          The agreement contains various requirements and covenants of the Company, including a requirement that the Company maintain a minimum tangible net worth, as defined in the agreement, of $25,000, measured as of the end of each quarter. As of September 30, 2008, the Company was in violation of the tangible net worth covenant of the agreement. On November 10, 2008, the bank and the Company agreed to a modification of the line of credit agreement in which the bank waived the Company’s default of the agreement. In addition, pursuant to the modification, future advances under the agreement, if any, will be conditioned on the Company’s compliance with certain financial covenants under the agreement, including the minimum tangible net worth requirement, as of the end of the preceding calendar quarter, and otherwise being in compliance with the terms of the agreement, and the Company delivering a compliance certificate, signed by the Company’s Chief Financial Officer, certifying the Company’s compliance with these conditions. The Company continued in default of the tangible net worth covenant of the agreement as of December 31, 2008, and the bank again waived default of the agreement on March 24, 2009 under the same conditions as at November 10, 2008. There can be no assurance that the Company will be in compliance with these covenants, including the minimum tangible net worth covenant, as of the end of any future calendar quarter, or at such time, if any, as it determines to make a request for an advance under the agreement.
Note 11. Common Stock Warrants
          In conjunction with a customer agreement signed in May 2004, the Company issued a warrant to purchase 36,424 shares of common stock at an exercise price of $5.52 per share. These warrants vested upon execution of the agreement. The fair value of the warrants issued was $6.76 per share and was estimated using the Black-Scholes method with the following assumptions: fair value of the common stock of $10.725 per share, dividend yield of zero percent, risk-free interest rate of 3.2%, expected volatility of 70.87% and expected life of 2.5 years. The warrants were originally recorded at fair value and classified in prepaid expenses and other current assets in the balance sheet. Amortization of this amount was recorded as a sales discount recognized over the life of the agreement, and this balance was fully amortized as of December 31, 2008 and 2007.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          A summary of warrant activity and related information is as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Common stock warrants at beginning of period	10,869	$5.52	10,869	$5.52
Forfeited or canceled	—	—	—	—
Exercised	—	—	—	—
Granted	—	—	—	—

Outstanding at end of period	10,869	$5.52	10,869	$5.52
Exercisable at end of period	10,869	$5.52	10,869	$5.52
          As of December 31, 2008, common stock warrants outstanding had a remaining contractual life of 0.33 years. The aggregate intrinsic value of warrants outstanding at December 31, 2008 was zero. The total intrinsic value of warrants exercised in the year ended December 31, 2006 was $267. No warrants were exercised in 2008 or 2007.
Note 12. Stock-Based Compensation
          The Company has established stock-based compensation plans (the “Plans”) as a means to attract, motivate and retain key employees and directors. The Compensation Committee of the Board of Directors administers and interprets the Plans and is authorized to grant awards to eligible employees of the Company and non-employee directors and consultants. The Plans provide for the award of incentive stock options, non-qualified stock options, and restricted stock units. Generally, options granted under the Plans vest over three to four years and are exercisable for a period of ten years. Restricted stock units granted under the Plans vests over a four year period. Shares available for future stock option grants to employees and to directors under the Plans were 1,915,045 and 309,750, respectively, at December 31, 2008.
          The Company recognized total share-based compensation of $3,472, $3,212, and $3,430 during the years ended December 31, 2008, 2007, and 2006, respectively.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock Options
          The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards, using the following assumptions for the three years in the period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	70.87%
Risk-free interest rate	2.53%	4.44%	4.87%
Expected life of options, in years	5.0	5.0	5.0
Weighted average grant date fair value	$1.14	$4.70	$10.09
          These assumptions are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogenous groups, and the volatility of the Company’s stock price. During 2007 the Company revised its assumption for the expected volatility of the trading price of its common stock from 70.87% to 50.00%. In making this revision the Company considered various pertinent historical and expected trends in, among other things, its common stock trading price, the experience and assumptions utilized by similar companies, and its historical and anticipated operating performance. This change in assumption resulted in a reduction of stock-based compensation expense of $321 for the year ended December 31, 2007. This assumption remained appropriate during 2008 for the periods in which stock option grants occurred.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          At December 31, 2008, there was $3,351 of unrecognized compensation cost related to stock options. The Company expects this compensation cost to be recognized over a weighted average period of 2.1 years.
          Cash proceeds from exercise of stock options were $0, $582, and $3,772 for the years ended December 31, 2008, 2007, and 2006, respectively.
          Prior to the Company’s initial public offering of its stock in February 2005, options were granted under the plans both at exercise prices less than the market value of the Company’s stock on the date of grant, and at exercise prices equal to the market value of the Company’s stock on the date of grant. During 2006, 2007, and 2008, all options granted were at an exercise price equal to the market value of the Company’s stock on the date of grant.
          A summary of stock option activity and related information is detailed below.

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options at beginning of period	2,289,381	$9.36	1,750,543	$9.27
Forfeited	(672,246)	7.01	(147,129)	12.35
Exercised	—	—	(108,683)	7.52
Granted	862,000	2.47	794,650	9.53

Outstanding at end of period	2,479,135	$7.36	2,289,381	$9.36

Exercisable at end of period	1,482,061	$7.84	1,320,187	$8.23
     Further information relating to stock option plans outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Number	Life	Price	Number	Life	Price
$1.73 to $2.52	836,215	8.30 years	$2.38	286,229	6.65 years	$2.26
$4.52 to $7.17	597,420	3.46 years	5.29	582,010	3.39 years	5.24
$7.93 to $12.46	584,650	8.42 years	10.32	274,319	8.40 years	10.16
$12.72 to $14.90	163,288	6.93 years	13.13	140,371	6.95 years	13.19
$15.05 to $17.79	297,562	7.27 years	16.52	199,132	7.28 years	16.52

Total	2,479,135	6.96 years	$7.36	1,482,061	5.81 years	$7.84

          The aggregate intrinsic value of options outstanding at December 31, 2008 was $10, and the aggregate intrinsic value of options exercisable was $10. The total intrinsic value of options exercised in the years ended December 31, 2008, 2007, and 2006 was $0, $388 and $9,025, respectively.
     Restricted Stock Units
          The Company’s plans allow for the issuance of restricted stock unit awards that may not be sold or otherwise transferred until certain restrictions have lapsed. Vesting occurs at the earliest to occur of the end of the four year graded vesting period, one year after a separation from service, as defined in the Plan, thirty days after the death or disability of a recipient, or at the effective date of a change in control of the Company, as defined in the Plan. Recipients have no voting or other stockholder rights until issuance of the shares. The stock-based compensation related to these awards is being amortized on a straight-line basis to compensation expense over the four year service-based vesting period in which the restrictions lapse or at the occurrence of any of the events described above. Stock-based expense for these

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awards in total was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares anticipated to fully vest.
          A summary of unvested restricted stock unit activity and related information is detailed below.

	2008		2007
		Weighted		Weighted
		Average		Average
		Fair		Fair
	Shares	Value	Shares	Value
Restricted stock units at beginning of period	103,864	$11.20	57,250	$16.41
Granted	58,049	$2.49	94,833	$9.82
Vested	(39,469)	$10.33	(33,829)	$8.76
Forfeited	(52,385)	$4.92	(14,390)	$14.03

Restricted stock units at end of period	70,059	$9.16	103,864	$11.20

          Restricted stock units granted in 2008 had an aggregate grant date fair value of $144 ($931 in 2007). Total restricted stock compensation expense for the year ended December 31, 2008 was $527 ($417 for the year ended December 31, 2007). Total unrecognized compensation expense at December 31, 2008 was $593.
Note 13. Operating Leases
          Lessee Arrangements. The Company leases office space and computer equipment under operating leases. The Company recognized rent expense during the years ended December 31, 2008, 2007, and 2006 of $1,272, $1,175, and $2,572, respectively. As of December 31, 2008, the amount of operating lease payments in each of the next five years and beyond is as follows:

2009	$1,428
2010	832
2011	593
2012	558
2013 and Beyond	194

$3,605

          During the third quarter of 2006 the Company, as part of the integration of Camtronics into the operations of the Company, vacated a leased facility and combined the operations formerly conducted at that facility with those at a location acquired in the Camtronics acquisition. In connection with that action, the Company identified and recorded a liability arising from the continuing lease obligation, which extends through January 2013, and related expenses. The charge was included in “other operating expenses” in the 2006 statement of operations, and in current and long-term accrued expenses in the balance sheet. Activity with respect to that liability follows:

	Year Ended
	December 31,
	2008	2007
Beginning liability balance	$600	$1,057
Lease payments, net	(134)	(282)
Reduction in estimated liability	—	(175)

Ending liability balance	$466	$600

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The reduction in estimated liability in 2007 was made as a result of the Company’s entering into an agreement with a sublessee earlier than anticipated. The sublease extends for the term of the Company’s primary lease of the facility at an initial annual rental of $123, with annual escalation thereafter.
          Lessor Arrangements. Revenue associated with rentals under operating leases was approximately $2,490, $1,283, and $2,489 for the years ended December 31, 2008, 2007, and 2006, respectively, and is included in support services revenue. At December 31, 2008, the cost and accumulated depreciation of computer equipment leased to others and included in property and equipment in the consolidated balance sheet was $3,181 and $2,816, respectively ($2,971 and $2,510, respectively, at December 31, 2007).
          The following is a schedule by year of minimum future rental income under noncancelable operating leases of computer hardware as of December 31, 2008:

2009	$563
2010	160
2011	41

Total minimum future rentals	$764

Note 14. Other Operating Expenses
     “Other operating expenses” in the statements of operations for the years ended December 31, 2008, 2007, and 2006 consist of the following:

	Year Ended December 31,
	2008	2007	2006
Integration costs, Camtronics acquisition	$—	$—	$5,369
Employee severance and related expenses	1,287	2,001	—
Strategic alternative expenses	3,243	320	—
Litigation settlement	1,000	—	—
Loss on disposal of property and equipment	17	553	437

Total other operating expenses	$5,547	$2,874	$5,806

          Integration Costs, Camtronics Acquisition. The Company incurred costs of $5,369 in 2006 in connection with integration into the operations of the Company of Camtronics, which was acquired in November 2005. Integration costs were comprised primarily of employee travel and relocation expenses, severance and related expenses of redundant employees, and the costs of facility closure. Camtronics was fully integrated into the operations of the Company as of December 31, 2006.
          Employee Severance and Related Expenses. In first quarter 2008, the Company’s chief financial officer resigned his positions and entered into a severance agreement and general release with the Company under which, in accordance with the terms of the employment agreement between the officer and the Company, a lump sum severance payment was made and all previously unvested stock option and restricted stock unit awards of the officer became vested. The total charge incurred by the Company in connection with these severance arrangements was $819, consisting of the cash cost of the severance payment and the non-cash expense of acceleration of vesting of the previously unvested stock option and restricted stock unit awards of this employee. In addition, in the second and fourth quarters of 2008, the Company acted to further align operating expenses with the current and expected level of revenue through elimination of approximately twenty positions, primarily in the sales and marketing and support services areas, including the position of a senior level sales and marketing executive. In connection with that action, the Company incurred a charge of $468, including the cash cost of severance pay and the non-cash expense of acceleration of vesting of the previously unvested stock option and restricted stock awards of these employees.

          In the second quarter of 2007, the Company acted to better align its operating expenses with the current and expected level of revenue by reducing its workforce through elimination of certain positions and normal attrition, eliminating approximately thirty positions, primarily in the support services and engineering areas. In addition, in the second and third quarters of 2007 the Company terminated the employment of three senior level engineering and sales and marketing executives, and in the fourth quarter accepted the resignation of the chief operating officer of the Company, and incurred expenses for amounts due these executives under their employment agreements including, where applicable, the non-cash expense of immediate vesting of previously unvested stock options and restricted stock unit awards.
          Strategic Alternative Expenses. “Strategic alternative expenses” included in “other operating expenses” in the statements of operations for the years ended December 31, 2008 and 2007 represent expenses incurred in connection with the Company’s 2007 and 2008 investigation of strategic alternatives and the Company’s 2008 proxy contest. These amounts consist primarily of legal fees, fees paid to outside financial advisors and investment bankers, employee retention payments made to key employees in 2008 to ensure continued employment with the Company as the strategic process proceeded, and fees paid members of the Board of Directors for time devoted to both the strategic alternatives process and proxy contest.
          The strategic alternatives process and proxy contest are described in further detail in Note 1.
          Litigation Settlement. On September 22, 2008, DR Systems, Inc. filed a lawsuit in the United States District Court For The Southern District of California against the Company and others alleging patent infringement and seeking, among other things, unspecified damages, attorneys’ fees and costs, and a permanent injunction prohibiting further infringement. The lawsuit related to the Company’s and others’ alleged infringing manufacture, use, and sale of automated medical imaging and archival systems, and the inducement of and contribution to the similar infringement of others, in violation of DR Systems’ patent titled “Automated System and Method for Organizing, Presenting, and Manipulating Medical Images”. The Company and DR Systems entered into a settlement, release, and license agreement on November 10, 2008, pursuant to which the Company paid DR Systems the sum of $1,000 in full settlement of the lawsuit, which was dismissed with prejudice, and under which the Company and users of the Company’s technology, as defined in the agreement, were granted a perpetual, fully paid-up, non-exclusive license to practice the patent that was the subject of the lawsuit. The Company recorded this charge during the quarter ended September 30, 2008.
          Loss on Disposal of Property and Equipment. The Company disposes of items of property and equipment in the normal course of business as needed and as replacement items are obtained. In addition, the Company performs periodic physical counts of these items and adjusts its records in accordance with the results of those counts. Amounts shown above for 2008, 2007, and 2006 reflect that normal course activity and the results of physical counts of these items.

EMAGEON INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2008
Revenue	$19,267	$18,114	$15,949	$15,998
Gross profit	8,319	7,821	6,859	7,237
Operating loss	(4,731)	(25,923)	(6,179)	(5,916)
Net loss	$(4,590)	$(25,803)	$(6,063)	$(5,815)
Net loss per share — basic and diluted	$(0.21)	$(1.20)	$(0.28)	$(0.27)
2007
Revenue	$27,350	$25,576	$22,728	$28,971
Gross profit	10,947	12,062	8,720	14,876
Operating loss	(2,031)	(515)	(4,493)	(855)
Net loss	$(1,835)	$(288)	$(4,280)	$(682)
Net loss per share — basic and diluted	$(0.09)	$(0.01)	$(0.20)	$(0.03)

EMAGEON INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance	Additions Charged To				Balance
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(In thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
2008	$910	291	—	(801	)(1)	$400
2007	277	635	—	(2	)(1)	910
2006	126	367	—	(216	)(1)	277
Accrued liability for product warranty included in other accrued expenses in the balance sheet:
2008	$440	233	—	(364	)(2)	$309
2007	700	148	—	(408	)(2)	440
2006	937	254	—	(491	)(2)	700

(1)	Uncollectible accounts reserved, and payments received on previously reserved accounts.

(2)	Expenditures in settlement of warranty claims.